Form 10-K
period 2022-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2023-02-13
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)
Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Vornado Realty Trust	Series A Convertible Preferred Shares of beneficial interest, liquidation preference $50.00 per share
Vornado Realty L.P.	Class A Units of Limited Partnership Interest

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
Vornado Realty Trust:  ☑   Vornado Realty L.P.: ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Vornado Realty Trust:  ☐   Vornado Realty L.P.: ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Vornado Realty Trust:  ☐   Vornado Realty L.P.: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Vornado Realty Trust: Yes  ☐      No  ☑   Vornado Realty L.P.: Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common shares held by non-affiliates of Vornado Realty Trust, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $5,074,142,000 at June 30, 2022.
As of December 31, 2022, there were 191,866,880 common shares of beneficial interest outstanding of Vornado Realty Trust.
There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P. Based on the June 30, 2022 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of Vornado Realty L.P., i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $319,516,000 at June 30, 2022.
Documents Incorporated by Reference
Part III: Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 18, 2023.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2022 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 92% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

________________________________________
(1)These items are omitted in whole or in part because Vornado, the Operating Partnership’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2022, portions of which are incorporated by reference herein.

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
Currently, some of the factors are the increase in interest rates and inflation and the continuing effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect that these factors have had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general.
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

PART I
ITEM 1.     BUSINESS
Vornado is a fully‑integrated REIT and conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership, a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 92% of the common limited partnership interest in the Operating Partnership as of December 31, 2022.
We currently own all or portions of:
New York:
•62 Manhattan operating properties consisting of:
•19.9 million square feet of office space in 30 of the properties;
•2.6 million square feet of street retail space in 56 of the properties;
•1,664 units in six residential properties;
•Multiple development sites, including 350 Park Avenue and the Hotel Pennsylvania site;
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
DISPOSITIONS
We completed the following sale transactions during 2022:
•$173 million sale of the Center Building located at 33-00 Northern Boulevard in Long Island City, New York;
•$101 million sale of 40 Fulton Street;
•$88 million net proceeds from the sale of three condominium units and ancillary amenities at 220 Central Park South ("220 CPS");
•$85 million aggregate sale of two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street; and
•$24 million sale of 484-486 Broadway.

FINANCINGS
We completed the following financing transactions during 2022:
•$2.0 billion of interest rate swap arrangements and a $500 million extension of an existing interest rate swap arrangement;
•$1.25 billion unsecured revolving credit facility amended and extended from March 2024 to December 2027;
•$800 million unsecured term loan extended from February 2024 to December 2027;
•$700 million refinancing of 770 Broadway;
•$480 million refinancing of 100 West 33rd Street; and
•$100 million refinancing of 330 West 34th Street land owner joint venture ($35 million at our 34.8% interest).
DEVELOPMENT AND REDEVELOPMENT EXPENDITURES
PENN District
The Farley Building
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is completing the development of The Farley Building, which includes approximately 846,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 116,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000 at our 95% share, of which $1,111,493,000 of cash has been expended as of December 31, 2022.
PENN 1
We are redeveloping PENN 1, a 2,546,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"). Skanska USA Civil Northeast, Inc. is performing the redevelopment under a fixed price contract for $396,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost of our PENN 1 project is estimated to be $450,000,000, of which $375,810,000 of cash has been expended as of December 31, 2022.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $393,126,000 of cash has been expended as of December 31, 2022.
Hotel Pennsylvania Site
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $41,776,000 of cash has been expended as of December 31, 2022.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District and 350 Park Avenue.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

ENVIRONMENTAL SUSTAINABILITY INITIATIVES
We have long believed a focus on environmental sustainability is responsible management of our business and important to our tenants, investors, employees and communities that we serve. It has been central to Vornado's business strategy for over 10 years. The Corporate Governance and Nominating Committee of Vornado's Board of Trustees is assigned with oversight of Environmental, Social and Governance (“ESG”) matters, which includes climate change risk. Environmental sustainability initiatives are carried out by a dedicated team of professionals that work directly with our business units.
Vornado is an industry leader in sustainability, owning and operating more than 27 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 95% of our office portfolio, with over 23 million square feet at LEED Gold or Platinum. In 2022, we (i) were selected as a global “Sector Leader” for Diversified Office/Retail REITs in the Global Real Estate Sustainability Benchmark ("GRESB"), ranking first in the United States amongst peers and ranking third among 112 responding listed companies within the Americas, and received the “Green Star” distinction for the tenth consecutive year and GRESB's five star rating, (ii) received the Leader in the Light Award by the National Association for Real Estate Investment Trusts (NAREIT) for diversified REITs for the twelfth time, and (iii) were recognized as an EPA ENERGY STAR Partner of the Year with the distinction of having demonstrated seven years of sustained excellence.
We prioritize addressing climate change and in 2019 adopted a 10-year plan to make our buildings carbon neutral by 2030 (“Vision 2030”). Vision 2030 is a multi-faceted approach that prioritizes energy efficiency, demand management, and renewable power. We rely on technology, as well as meaningful stakeholder collaboration with our tenants, our employees, and our communities, to achieve this plan. Our commitment to carbon neutrality and associated emissions reduction targets have been approved by the Science Based Targets Initiative as consistent with a 1.5°C climate scenario, the most ambitious goal of the Paris Agreement.
We consider sustainability in all aspects of our business, including the design, construction, retrofitting and ongoing maintenance and operations of our portfolio of buildings. We operate our buildings sustainably and efficiently by seeking to establish best practices in energy and water consumption, carbon reduction, resource and waste management and ecologically sensitive procurement. Our policies, from 100% green cleaning to energy efficiency, are implemented across our entire portfolio. We undertake significant outreach with our tenants, employees and investors regarding Vornado’s sustainability programs and strategies.
Our 2022 and 2023 long-term performance plan awards formally tie senior management compensation to achievement of certain ESG targets, including reductions in greenhouse emissions, achieving a specified GRESB score and targeting a specified percentage of LEED Gold or Platinum certified square footage in our office portfolio.
We are committed to transparent reporting of sustainability performance indicators and publish an annual ESG Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board and recommendations set forth by the Task Force on Climate-related Financial Disclosures. We also submit public reports to CDP (formerly, the Carbon Disclosure Project), CSA (the S&P Global Corporate Sustainability Assessment) and EP100 (global initiative led by Climate Group). Further details on our environmental sustainability initiatives and strategy, including our Vision 2030 Roadmap, can be found in our 2021 ESG Report at (esg.vno.com). There can be no assurance that our Vision 2030 commitment will be achieved in the planned time frame. The ESG Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2022, we have approximately 3,146 employees, consisting of (i) 2,622 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security, engineering and parking services primarily to our New York properties, (ii) 236 employees in our corporate office, (iii) 158 employees in leasing and property management, and (iv) 130 employees of theMART. The foregoing does not include employees of partially owned entities.
Human capital management is critical to our success and our employees are the foundation of our human capital. To foster talent and growth, we provide training and continuing education, promote career and personal development, and encourage innovation and engagement.
Compensation, Benefits and Employees Wellbeing
To attract and retain the best-qualified talent and to help our employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals, we offer competitive benefits including, but not limited to, market-competitive compensation, healthcare (medical, dental and vision coverage), a health savings account, 401(k) and employer match, dependent care flexible spending account, parental leave, adoption/surrogacy benefits, short-term and long-term disability insurance, life insurance, time off/paid holidays, tuition reimbursement, subsidized gym memberships, employee wellness programs and incentives, in-workplace COVID-19 and flu vaccinations, commuter benefits, an employee assistance program and workplace flexibility.

HUMAN CAPITAL MANAGEMENT - CONTINUED
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
SEGMENT DATA
We operate in the following reportable segments: New York and Other. Financial information related to these reportable segments for the years ended December 31, 2022, 2021 and 2020 is set forth in Note 23 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.
TENANTS ACCOUNTING FOR OVER 10% OF REVENUES
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2022, 2021 and 2020.

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
In 2022, approximately 77% of our net operating income (“NOI” a non-GAAP measure) is from our office properties. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. Changes in tenant space utilization, including increased acceptance of work from home and flexible work arrangement policies, may cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on our business.
A significant portion of our properties is located in the New York City Metropolitan area and is affected by the economic cycles and risks inherent to this area.
In 2022, approximately 86% of our NOI is from properties located in the New York City metropolitan area. We may continue to concentrate a significant portion of our future acquisitions, development and redevelopment in this area. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy or declines in real estate markets in the New York City metropolitan area, including the effects of the COVID-19 pandemic, have hurt and could continue to hurt our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this region include:
•financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;
•business layoffs or downsizing;
•any oversupply of, or reduced demand for, real estate;
•industry slowdowns;
•the effects of inflation and rising interest rates;
•relocations of businesses;
•changing demographics;
•increased work from home and use of alternative work places;
•changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies and the COVID-19 pandemic);
•the fiscal health of New York State and New York City governments and local transit authorities, particularly as a result of the impact of the COVID-19 pandemic;

•quality of life conditions;
•infrastructure quality;
•increased government regulation and costs of complying with such regulations; and
•changes in rates or the treatment of the deductibility of state and local taxes.
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
In 2022, approximately 18% of our NOI is from Manhattan retail properties. These properties are affected by the general and New York City retail environments, including office and residential occupancy rates, the level of consumer spending and consumer confidence, Manhattan tourism, employer remote-working policies, the threat of terrorism or other criminal acts, increasing competition from online retailers, other retail centers, and the impact of technological change upon the retail environment generally. Furthermore, New York City tourism has not yet fully recovered from the effects of the COVID-19 pandemic. The decline in international tourists, who comprise a major source of demand for our Manhattan retail tenants, has adversely affected such tenants. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.
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
•changes in market rental rates;
•trends in office real estate, including many tenants’ preferences for space in modern amenitized buildings which may require the landlord to incur significant capital expenditures;
•increased competition from online shopping and its impact on retail tenants and their demand for retail space;
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
•changes in tenant space utilization;
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
•natural disasters;
•general competitive factors;
•climate change; and
•the impact of the COVID-19 pandemic or outbreaks of other infectious diseases.
The rents or sales proceeds we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available for operating costs, to pay indebtedness and for distribution to equity holders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline and maintenance costs can increase substantially in an inflationary environment. These factors may cause the value of our real estate assets to decline, which may result in non-cash impairment charges and the impact could be material.
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
We may be unable to renew leases, lease vacant space or relet space as leases expire on favorable terms.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, rent and other concessions, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property and/or space. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to equity holders could be adversely affected.
Bankruptcy or insolvency of tenants may decrease our revenue, net income and available cash.
From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy, become insolvent or experience a material business downturn adversely affecting their ability to make timely rental payments in the future. The bankruptcy or insolvency of a major tenant may delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these amounts altogether. As a result, the bankruptcy or insolvency of, or nonpayment by, a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property, which could in turn result in decreased net income and funds available to pay our indebtedness or make distributions to equity holders.
Our business, financial condition, results of operations and cash flows have been and may continue to be adversely affected by the COVID-19 pandemic or future outbreaks of other highly infectious diseases.
Our business has been, and may continue to be, adversely affected by the economic and industry challenges created by the COVID-19 pandemic and preventive measures taken to curb the spread of the virus. While substantially all of the limitations and restrictions imposed during the onset of the pandemic have been lifted and/or eased and people have largely resumed pre-pandemic activities, economic conditions continue to negatively impact the financial health of our retail tenants. The impact of such conditions could cause retailers to continue to reduce the number and size of their physical locations and further increase reliance on e-commerce. Additionally, office tenants may see further delays in employee return-to-work plans as a result of the continued risks of the pandemic and further dependence on work from home and flexible work arrangements. This may lead our office tenants to reassess their long-term physical space needs. If the COVID-19 virus or another more contagious variant or disease were to spread, governmental agencies and other authorities may reorder closures or reimpose restrictions on businesses, which could further negatively impact the financial condition of our tenants. Over time, these factors could decrease the demand for office and retail space and ultimately decrease occupancy and/or rent levels across our portfolio, which may have a negative impact on our financial condition and/or access to capital. We may continue to experience material impacts to our business, financial condition, and operating results due to the COVID-19 pandemic or variants or future outbreaks of other highly infectious diseases and those impacts may have the effect of heightening other risks described under this heading “Risk Factors.”
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
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,774,525 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
Certain condominiums in which we own an interest (including the Farley Condominiums) maintain insurance policies with different per occurrence and aggregate limits than our policies described above.
We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism and other events. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for uninsured losses and for deductibles and losses in excess of our insurance coverage, which could adversely affect our business, results of operations and financial condition, the impact of which could be material.
Actual or threatened terrorist attacks or other criminal acts may adversely affect the value of our properties and our ability to generate cash flow.
We have significant investments in the New York City, Chicago and San Francisco metropolitan areas. In response to a terrorist attack, the perceived threat of terrorism, or other criminal acts, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity or have lower rates of crime and fewer customers may choose to patronize businesses in these areas. This, in turn, would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. Furthermore, we may experience increased costs in security, equipment and personnel. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.
Natural disasters and the effects of climate change could have a concentrated impact on the areas where we operate and could adversely impact our results.
Our investments are concentrated in the New York, Chicago and San Francisco metropolitan areas. Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could cause significant damage to our properties and the surrounding environment or area. Potentially adverse consequences of climate change, including rising sea levels, extreme weather, and increased flooding, could similarly have an impact on our properties and the economies of the metropolitan areas in which we operate. Government efforts to combat climate change may impact the cost of operating our properties. Over time, these conditions could result in declining demand for office and retail space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
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
De-carbonization of grid-supplied energy could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. Buildings which consume fossil fuel onsite may be subject to penalties in the future. In addition, the full transition of grid-supplied energy to renewable sources (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings.
We may become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as New York City’s Local Law 97, which sets limits on carbon emissions in our buildings and imposes penalties if we exceed those limits, and New York City’s Intro 2317, or the “gas ban” bill, which limits any onsite fossil fuel combustion in new construction and major renovations. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our obligations or distribute to our equity owners.

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
RISKS RELATED TO OUR OPERATIONS AND STRATEGIES
Significant inflation and continuing increases in the inflation rate could adversely affect our business and financial results.
Recent substantial increases in the rate of inflation and potential future elevated rates of inflation, both real and anticipated, may impact our investments and results of operations. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business and financial results. Increased inflation could also adversely affect us by increasing costs of construction and renovation. While increases in most operating expenses at our properties can be passed on to our office and retail tenants, some tenants have fixed reimbursement charges and expenses at our residential properties may not be able to be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.
We face risks associated with property acquisitions.
We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including, but not limited to, large portfolios that would increase our size and could result in alterations to our capital structure. Furthermore, from time to time we have made, and in the future we may seek to make one or more, material acquisitions that we believe will maximize shareholder value. However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our securities. Our acquisition activities and their success are subject to the following risks:
•we may be unable to complete an acquisition of a property or portfolio even after entering into an acquisition agreement, making a non-refundable deposit and incurring certain other acquisition-related costs;
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
•we may face competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors, which may cause an increase in the purchase price for a desired acquisition property or result in a competitor acquiring the desired property instead of us; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.
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

We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We are the owner of numerous development sites and continue to engage in redevelopment and repositioning activities with respect to our properties, and, accordingly, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) cost overruns, especially in the current inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iv) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (v) start up, repositioning and redevelopment costs may be higher than anticipated; (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or redevelopment costs; (ix) the possibility that properties will be leased at below expected rental rates and (x) to the extent the redevelopment activities are conducted in partnership with third parties, the possibility of disputes with our joint venture development partners and the potential that we miss certain project milestone deadlines. These risks could result in substantial unanticipated delays or expenses, prevent the initiation or the completion of redevelopment activities or reduce the ultimate rents achieved on new developments. These outcomes could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to satisfy our principal and interest obligations and to make distributions to our shareholders.
It may be difficult to sell real estate on a timely basis, which may limit our flexibility.
Real estate investments are relatively illiquid. Consequently, we may have limited ability to dispose of assets in our portfolio promptly in response to changes in economic or other conditions which could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations.
We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel due to a tight labor market in areas in which we operate.
Our success depends on our ability to continue to attract, retain, and motivate qualified personnel. The U.S. job market continues to experience labor shortages and employee resignations at elevated levels. Factors impacting the labor shortage include demand for flexible working hours and remote work, higher pay from competitors, people leaving the workforce entirely, enhanced unemployment insurance benefits and many other factors. The increased ability and desire of employees in the workforce to work from home or in other remote work arrangements has made it and may continue to make it more difficult for us to compete in the job market. In addition, we may find it difficult to attract and retain employees in New York City, where our corporate office and a significant portion of our properties are located. Our inability to attract, retain, and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.
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
We are exposed to risks related to our properties that are subject to ground leases arrangements which could adversely affect our results of operations.
We are the lessee under long-term ground lease arrangements at certain of our properties. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Furthermore, rent payments under such leasehold interests are periodically adjusted pursuant to the relevant contractual arrangements and may result in significantly higher rents that could adversely affect our financial condition and results of operation. Additionally, due to the greater risk in a loan secured by a leasehold interest than a loan secured by a fee interest, we face risks related to the availability and pricing of financing on favorable terms or at all for such ground leasehold interests.
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
We rely on both secured and unsecured, variable rate and non-variable rate debt to finance acquisitions and development activities and for working capital. If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the current rising interest rate environment has increased the interest payable on our variable rate debt that is not subject to interest rate swap and cap arrangements, reducing our operating cash flows. While certain of our debt is fixed by interest rate swap arrangements, the arrangements typically expire earlier than the mortgage loan maturity, resulting in future exposure to rising interest rates, which could further reduce our available cash. If the cost or amount of our indebtedness continues to increase or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of credit rating downgrades and default on our obligations that could adversely affect our financial condition and results of operations.
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
Substantially all of Vornado’s assets are held through its Operating Partnership that holds substantially all of its properties and assets through subsidiaries. The Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of Vornado’s cash flow is dependent on cash distributions to it by the Operating Partnership. The creditors of each of Vornado’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders. Thus, the Operating Partnership’s ability to make distributions to its equity holders depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership. Consequently, Vornado’s ability to pay dividends to its holders of common and preferred shares depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to make distributions to Vornado.
Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to the Operating Partnership’s equity holders, including Vornado. Thus, Vornado’s ability to pay cash dividends to its equity holders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to its equity holders, including Vornado. As of December 31, 2022, there were six series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $52,918,000.
In addition, Vornado’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency is only after the claims of the creditors, including trade creditors and preferred equity holders, are satisfied.
We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2022, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, totaled $8.5 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.
The hedge instruments we may use to manage our exposure to interest rate volatility involve risks.
The interest rate hedge instruments we may use to manage some of our exposure to interest rate volatility involve risks, including the risk that counterparties may fail to perform under these arrangements. If interest rates were to fall, these arrangements may cause us to pay higher interest on our debt obligations than would otherwise be the case. In addition, the use of such instruments may generate income that may not be treated as qualifying REIT income for purposes of the 75% gross income test or 95% gross income test. Furthermore, there can be no assurance that our hedging arrangements will qualify as “highly effective” cash flow hedges under applicable accounting standards. If our hedges do not qualify as “highly effective,” the changes in the fair value of these instruments would be reflected in our results of operations and could adversely impact our earnings.
Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the applicable lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured indebtedness and debt that we may obtain in the future may contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the levels of certain ratios including total debt to total assets, secured debt to total assets, EBITDA to interest expense, and fixed charges, and that require us to maintain a certain ratio of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from such other sources or give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.
In addition, our debt instruments contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could result in acceleration of repayment of such debt instruments and adversely affect our ability to finance or refinance our properties and expand our portfolio.

A downgrade in our credit ratings could materially and adversely affect our business and financial condition.
Our credit rating and the credit ratings assigned to our debt securities and our preferred shares could change based upon, among other things, our results of operations and financial condition. Currently, our senior debt is rated BBB- by Fitch, Baa3 by Moody’s and BBB- by S&P. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our common shares or any other securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, particularly to non-investment grade status, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding. For instance, if we fail to maintain the investment grade credit ratings assigned to our senior debt, the interest rates payable on outstanding debt under our unsecured term loan and revolving credit facilities would increase and we may be required to post additional collateral under certain of our existing loan agreements. Furthermore, any future lowering of our credit ratings or outlook would likely make it more difficult and/or more expensive for us to obtain additional debt financing. Our failure to maintain or improve our credit ratings could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading/redemption price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.
We may be adversely affected by the discontinuation of London Interbank Offered Rate ("LIBOR").
On March 5, 2021, the United Kingdom Financial Conduct Authority ("FCA") announced that USD LIBOR will no longer be published after June 30, 2023. The Secured Overnight Financing Rate ("SOFR") has been identified by market participants as the preferred alternative to USD LIBOR in derivatives and other financial contracts. Our new floating rate loans entered into after December 31, 2021 no longer reference to LIBOR and instead reference to SOFR or another floating rate.
As of December 31, 2022, we had consolidated variable rate debt indexed to LIBOR of $2.2 billion, with $840,000,000 subject to floating-to-fixed interest rate swap arrangements and $950,000,000 subject to interest rate cap arrangements. As of December 31, 2022, our share of the variable rate debt indexed to LIBOR of our unconsolidated subsidiaries was $1.2 billion, with $301,000,000 subject to floating-to-fixed interest rate swap arrangements and $710,000,000 subject to interest rate cap arrangements. The transition of our LIBOR-based obligations to SOFR could affect all-in interest rates on our debt and interest rate swap and cap arrangements and could result in interest payable that does not correlate over time with the interest that would be payable if LIBOR was available in its current form.
Certain of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, and we have entered into amendments to certain of our financing agreements to provide for alternative benchmark rates upon the discontinuation of LIBOR. However, certain of our LIBOR-based contracts that may be in effect upon the discontinuation of LIBOR may not contain fallback language in the event LIBOR is unavailable or permanently discontinued, and uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that differ over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.
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
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
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
As of December 31, 2022, Interstate Properties, a New Jersey general partnership, and its partners beneficially owned an aggregate of approximately 7.0% of the common shares of beneficial interest of Vornado and 26.0% of the common stock of Alexander’s, which is described below. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s.
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
As of December 31, 2022, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has six properties, which are located in the greater New York metropolitan area. In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.0% of the outstanding common stock of Alexander’s as of December 31, 2022. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s and general partners of Interstate Properties. Ms. Mandakini Puri is a Trustee of Vornado and Director of Alexander’s.
We manage, develop and lease Alexander’s properties under management, development and leasing agreements under which we receive annual fees from Alexander’s. These agreements are described in Note 5 – Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

RISKS RELATED TO OUR COMMON SHARES AND OPERATING PARTNERSHIP CLASS A UNITS
The trading price of Vornado’s common shares has been volatile and may continue to fluctuate.
The trading price of Vornado’s common shares has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of Vornado’s common shares and the redemption price of the Operating Partnership’s Class A units. In particular, the market price of our common shares has been further adversely impacted since March 2020 due to the COVID-19 pandemic and its lasting impacts. These factors include:
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
•fluctuations, in particular, increases, in interest rates;
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
•inflation;
•domestic and international economic factors unrelated to our performance (including the macro-economic impact of the conflict between Russia and Ukraine);
•fiscal policies or inaction at the U.S. federal government level that may lead to federal government shutdowns or negative impacts on the U.S. economy;
•changes in tax laws and rules; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K.
A significant decline in Vornado’s stock price could result in substantial losses for our equity holders.
Vornado has many shares available for future sale, which could hurt the market price of its shares and the redemption price of the Operating Partnership’s units.
The interests of equity holders could be diluted if we issue additional equity securities. As of December 31, 2022, Vornado had authorized but unissued 58,133,120 common shares of beneficial interest, $0.04 par value, and 58,387,098 preferred shares of beneficial interest, no par value; of which 22,123,781 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units. Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions. In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration. We cannot predict the effect that future sales of Vornado’s common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our securities.
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

ITEM 2.     PROPERTIES
PROPERTY LISTING
We operate in two reportable segments: New York and Other. The following pages provide details of our real estate properties as of December 31, 2022.

					Square Feet
NEW YORK SEGMENT Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
PENN 1 (ground leased through 2098)(1)	100.0%	Office / Retail	81.3%		2,307,000	239,000	2,546,000
1290 Avenue of the Americas	70.0%	Office / Retail	99.2%		2,120,000	—	2,120,000
PENN 2	100.0%	Office / Retail	100.0%		414,000	1,206,000	1,620,000
909 Third Avenue (ground leased through 2063)(1)	100.0%	Office	93.1%		1,350,000	—	1,350,000
280 Park Avenue(2)	50.0%	Office / Retail	98.6%		1,264,000	—	1,264,000
Independence Plaza, Tribeca (1,327 units)(2)	50.1%	Retail / Residential	55.0%	(3)	1,258,000	—	1,258,000
770 Broadway	100.0%	Office / Retail	99.3%		1,183,000	—	1,183,000
PENN 11	100.0%	Office / Retail	99.3%		1,153,000	—	1,153,000
100 West 33rd Street	100.0%	Office / Retail	75.1%		1,114,000	—	1,114,000
90 Park Avenue	100.0%	Office / Retail	98.7%		956,000	—	956,000
One Park Avenue	100.0%	Office / Retail	95.0%		945,000	—	945,000
888 Seventh Avenue (ground leased through 2067)(1)	100.0%	Office / Retail	89.2%		887,000	—	887,000
The Farley Building (ground and building leased through 2116)(1)	95.0%	Office / Retail	89.8%		846,000	—	846,000
330 West 34th Street (65.2% ground leased through 2149)(1)	100.0%	Office / Retail	75.7%		724,000	—	724,000
85 Tenth Avenue(2)	49.9%	Office / Retail	89.6%		638,000	—	638,000
650 Madison Avenue(2)	20.1%	Office / Retail	86.1%		601,000	—	601,000
350 Park Avenue	100.0%	Office / Retail	79.0%		585,000	—	585,000
150 East 58th Street(4)	100.0%	Office / Retail	88.1%		544,000	—	544,000
7 West 34th Street(2)	53.0%	Office / Retail	100.0%		477,000	—	477,000
595 Madison Avenue	100.0%	Office / Retail	81.5%		331,000	—	331,000
640 Fifth Avenue(2)	52.0%	Office / Retail	92.9%		315,000	—	315,000
50-70 West 93rd Street (324 units)(2)	49.9%	Residential	97.4%		283,000	—	283,000
260 Eleventh Avenue (ground leased through 2114)(1)	100.0%	Office	95.5%		209,000	—	209,000
4 Union Square South	100.0%	Retail	100.0%		204,000	—	204,000
61 Ninth Avenue (2 buildings) (ground leased through 2115)(1)(2)	45.1%	Office / Retail	100.0%		194,000	—	194,000
512 West 22nd Street(2)	55.0%	Office / Retail	82.6%		173,000	—	173,000
825 Seventh Avenue	51.2%	Office(2) / Retail	78.9%		173,000	—	173,000
1540 Broadway(2)	52.0%	Retail	79.9%		161,000	—	161,000
Paramus	100.0%	Office	84.6%		129,000	—	129,000
666 Fifth Avenue (2)(5)	52.0%	Retail	100.0%		114,000	—	114,000
1535 Broadway(2)	52.0%	Retail / Theatre	100.0%		107,000	—	107,000
57th Street (2 buildings)(2)	50.0%	Office / Retail	78.3%		103,000	—	103,000
689 Fifth Avenue(2)	52.0%	Office / Retail	93.9%		98,000	—	98,000
150 West 34th Street	100.0%	Retail	100.0%		78,000	—	78,000
510 Fifth Avenue	100.0%	Retail	25.2%		65,000	—	65,000
655 Fifth Avenue(2)	50.0%	Retail	100.0%		57,000	—	57,000
435 Seventh Avenue	100.0%	Retail	100.0%		43,000	—	43,000
692 Broadway	100.0%	Retail	64.4%		36,000	—	36,000
606 Broadway	50.0%	Office / Retail	100.0%		36,000	—	36,000
697-703 Fifth Avenue(2)	44.8%	Retail	100.0%		26,000	—	26,000
1131 Third Avenue	100.0%	Retail	100.0%		23,000	—	23,000
131-135 West 33rd Street	100.0%	Retail	100.0%		23,000	—	23,000
________________________________________
See notes on page 27.

PROPERTY LISTING – CONTINUED

					Square Feet
NEW YORK SEGMENT – CONTINUED Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
715 Lexington Avenue	100.0%	Retail	100.0%		22,000	—	22,000
537 West 26th Street	100.0%	Retail	100.0%		17,000	—	17,000
443 Broadway	100.0%	Retail	100.0%		16,000	—	16,000
334 Canal Street (4 units)	100.0%	Retail / Residential	—%	(3)	14,000	—	14,000
304 Canal Street (4 units)	100.0%	Retail / Residential	100.0%	(3)	13,000	—	13,000
759-771 Madison Avenue (40 East 66th Street) (4 units)	100.0%	Residential	100.0%		10,000	—	10,000
431 Seventh Avenue	100.0%	Retail	100.0%		9,000	—	9,000
138-142 West 32nd Street	100.0%	Retail	100.0%		8,000	—	8,000
148 Spring Street	100.0%	Retail	42.4%		8,000	—	8,000
339 Greenwich Street	100.0%	Retail	100.0%		8,000	—	8,000
150 Spring Street (1 unit)	100.0%	Retail / Residential	74.2%	(3)	7,000	—	7,000
966 Third Avenue	100.0%	Retail	100.0%		7,000	—	7,000
968 Third Avenue(2)	50.0%	Retail	100.0%		7,000	—	7,000
137 West 33rd Street	100.0%	Retail	100.0%		3,000	—	3,000
57th Street(2)	50.0%	Land	(6)		—	—	—
Eighth Avenue and 34th Street	100.0%	Land	(6)		—	—	—
Hotel Pennsylvania Site(7)	100.0%	Land	(6)		—	—	—
Other (3 buildings)	100.0%	Retail	100.0%		16,000	—	16,000

Alexander's, Inc.:
731 Lexington Avenue(2)	32.4%	Office / Retail	98.9%		1,079,000	—	1,079,000
Rego Park II, Queens (6.6 acres)(2)	32.4%	Retail	87.3%		480,000	135,000	615,000
Rego Park I, Queens (4.8 acres)(2)	32.4%	Retail	100.0%		260,000	78,000	338,000
The Alexander Apartment Tower, Queens (312 units)(2)	32.4%	Residential	98.7%		255,000	—	255,000
Flushing, Queens (1.0 acre ground leased through 2037)(1)(2)	32.4%	Retail	100.0%		167,000	—	167,000
Rego Park III, Queens (3.2 acres)(2)	32.4%	Land	(6)		—	—	—
Total New York Segment			91.2%		24,753,000	1,658,000	26,411,000

Our Ownership Interest			90.4%		19,371,000	1,514,000	20,885,000
________________________________________
See notes on page 27.

PROPERTY LISTING – CONTINUED

				Square Feet
OTHER SEGMENT Property	% Ownership	Type	% Occupancy	In Service	Under Development or Not Available for Lease	Total Property
theMART:
theMART, Chicago	100.0%	Office / Retail / Trade show / Showroom	81.6%	3,616,000	56,000	3,672,000
Piers 92 and 94 (New York) (ground and building leased through 2110)(1)	100.0%	Trade show / Other	—%	—	208,000	208,000
527 West Kinzie, Chicago	100.0%	Land	(6)	—	—	—
Other (2 properties)(2), Chicago	50.0%	Retail	93.9%	19,000	—	19,000
Total theMART			81.7%	3,635,000	264,000	3,899,000

Our Ownership Interest			81.6%	3,626,000	264,000	3,890,000

555 California Street:
555 California Street	70.0%	Office / Retail	99.0%	1,506,000	—	1,506,000
315 Montgomery Street	70.0%	Office / Retail	99.7%	235,000	—	235,000
345 Montgomery Street	70.0%	Office / Retail	—%	78,000	—	78,000
Total 555 California Street			94.7%	1,819,000	—	1,819,000

Our Ownership Interest			94.7%	1,273,000	—	1,273,000

Other:
Rosslyn Plaza, VA (197 units)(2)	45.6%	Office / Residential	62.8%	(3)	685,000	304,000	989,000
Fashion Centre Mall / Washington Tower, VA(2)	7.5%	Office / Retail	92.0%		1,038,000	—	1,038,000
Wayne Towne Center, Wayne, NJ (ground leased through 2064)(1)	100.0%	Retail	100.0%		681,000	9,000	690,000
Annapolis, MD (ground leased through 2042)(1)	100.0%	Retail	100.0%		128,000	—	128,000
Atlantic City, NJ (11.3 acres ground leased through 2070 to VICI Properties for a portion of the Borgata Hotel and Casino complex)	100.0%	Land	100.0%		—	—	—
Total Other			89.3%		2,532,000	313,000	2,845,000

Our Ownership Interest			92.6%		1,197,000	149,000	1,346,000

________________________________________
(1)Term assumes all renewal options exercised, if applicable.
(2)Denotes property not consolidated in the accompanying consolidated financial statements and related financial data included in the Annual Report on Form 10-K.
(3)Excludes residential occupancy statistics.
(4)Includes 962 Third Avenue (the Annex building to 150 East 58th Street) 50.0% ground leased through 2118 (assuming all renewal options are exercised).
(5)75,000 square feet is leased from 666 Fifth Avenue Office Condominium.
(6)Properties under development or to be developed.
(7)We permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.

TOP 10 TENANTS BASED ON ANNUALIZED ESCALATED RENTS(1) (AT SHARE):

Tenant	Square Footage At Share	Annualized Escalated Rents At Share	% of Total Annualized Escalated Rents At Share
Meta Platforms, Inc.	1,451,153	$158,889	8.8%
IPG and affiliates	967,552	67,279	3.6%
New York University	685,290	45,013	2.5%
Google/Motorola Mobility (guaranteed by Google)	759,446	41,220	2.2%
Bloomberg L.P.	306,768	40,252	2.2%
Equitable Financial Life Insurance Company	336,644	35,453	2.0%
Yahoo Inc.	313,726	32,202	1.8%
Amazon (including its Whole Foods subsidiary)	312,694	30,115	1.7%
Neuberger Berman Group LLC	306,612	27,283	1.5%
Madison Square Garden & Affiliates	412,551	27,143	1.5%
________________________________________
See note below.
ANNUALIZED ESCALATED RENTS(1) (AT SHARE) BY TENANT INDUSTRY:

Industry	Percentage
Office:
Financial Services	20%
Technology	16%
Professional Services	7%
Advertising/Marketing	5%
Real Estate	4%
Entertainment and Electronics	4%
Insurance	3%
Education	3%
Communications	3%
Apparel	2%
Engineering, Architect & Surveying	2%
Health Services	2%
Government	1%
Other	6%
78%

Retail:
Apparel	5%
Luxury Retail	4%
Banking	2%
Restaurants	1%
Grocery	1%
Other	4%
17%

Showroom	5%

Total	100%
________________________________________
(1)Represents monthly contractual base rent before free rent plus tenant reimbursements multiplied by 12. Annualized escalated rents at share include leases signed but not yet commenced in place of current tenants or vacancy in the same space.

NEW YORK
As of December 31, 2022, our New York segment consisted of 26.4 million square feet in 65 properties. The 26.4 million square feet is comprised of 19.9 million square feet of Manhattan office in 30 of the properties, 2.6 million square feet of Manhattan street retail in 56 of the properties, 1,664 units in six residential properties, and our 32.4% interest in Alexander’s, which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens. The New York segment also includes nine garages totaling 1.6 million square feet (4,804 spaces).
As of December 31, 2022, the occupancy rate for our New York segment was 90.4%.
Occupancy and weighted average annual rent per square foot:
Office:

				Vornado's Ownership Interest
As of December 31,		Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
2022		19,902,000	18,724,000	16,028,000	91.9%	$83.98
2021		20,630,000	19,442,000	16,757,000	92.2%	80.01
2020		20,586,000	18,361,000	15,413,000	93.4%	79.05
2019	(1)	20,666,000	19,070,000	16,195,000	96.9%	76.26
2018		21,495,000	19,858,000	16,632,000	97.2%	74.04
________________________________________
See note below.
Retail:

				Vornado's Ownership Interest
As of December 31,		Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
2022		2,556,000	2,289,000	1,851,000	74.4%	$215.72
2021		2,693,000	2,267,000	1,825,000	80.7%	214.22
2020		2,690,000	2,275,000	1,805,000	78.8%	226.38
2019	(1)	2,712,000	2,300,000	1,842,000	94.5%	209.86
2018		2,802,000	2,648,000	2,419,000	97.3%	228.43
________________________________________
(1)Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.
Occupancy and average monthly rent per unit:
Residential:

		Vornado's Ownership Interest
As of December 31,	Total Number of Units	Total Number of Units	Occupancy Rate	Average Monthly Rent Per Unit
2022	1,976	941	96.7%	$3,882
2021	1,986	951	97.0%	3,776
2020	1,995	960	84.9%	3,714
2019	1,996	960	97.5%	3,902
2018	2,004	968	96.6%	3,788

NEW YORK – CONTINUED
Lease expirations as of December 31, 2022 (at share):

	Number of Expiring Leases	Square Feet of Expiring Leases(1)	Percentage of New York Square Feet	Annualized Escalated Rents of Expiring Leases
Year				Total	Per Square Foot
Office:
Fourth Quarter 2022(2)	7	47,000	0.3%	$1,712,000	$36.43
2023(3)	86	1,444,000	10.0%	137,383,000	95.14	(4)
2024	91	943,000	6.5%	88,875,000	94.25
2025	75	699,000	4.8%	57,307,000	81.98
2026	84	1,217,000	8.4%	99,016,000	81.36
2027	87	1,160,000	8.0%	89,200,000	76.90
2028	60	1,003,000	6.9%	74,602,000	74.38
2029	39	1,161,000	8.0%	94,292,000	81.22
2030	48	623,000	4.3%	51,308,000	82.36
2031	33	899,000	6.2%	79,770,000	88.73
2032	22	404,000	2.8%	35,215,000	87.17

Retail:
Fourth Quarter 2022(2)	5	16,000	1.3%	$2,590,000	$161.88
2023	15	149,000	12.3%	19,287,000	129.44	(5)
2024	10	133,000	10.9%	22,680,000	170.53
2025	10	40,000	3.3%	12,898,000	322.45
2026	10	82,000	6.7%	26,076,000	318.00
2027	12	34,000	2.8%	18,872,000	555.06
2028	10	27,000	2.2%	13,470,000	498.89
2029	10	50,000	4.1%	26,772,000	535.44
2030	18	155,000	12.7%	22,645,000	146.10
2031	29	88,000	7.2%	29,201,000	331.83
2032	23	55,000	4.5%	28,490,000	518.00
________________________________________
(1)Excludes storage, vacancy and other.
(2)Includes month-to-month leases, holdover tenants, and leases expiring on the last day of the current quarter.
(3)Excludes the expiration of 492,000 square feet at 909 Third Avenue for U.S. Post Office as we assume the exercise of all renewal options through 2038 given the below-market rent on their options.
(4)Based on current market conditions, we expect to re-lease this space at rents between $85 to $95 per square foot.
(5)Based on current market conditions, we expect to re-lease this space at rents between $125 to $150 per square foot.
Alexander’s
As of December 31, 2022, we own 32.4% of the outstanding common stock of Alexander’s, which owns six properties in the greater New York metropolitan area aggregating 2.5 million square feet, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg L.P. headquarters building. As of December 31, 2022, Alexander's had an occupancy rate of 96.4% and a weighted average annual rent per square foot of $104.09.

OTHER REAL ESTATE AND INVESTMENTS
theMART
We own the 3.7 million square foot theMART in Chicago, whose largest tenant is Motorola Mobility at 609,000 square feet, the lease of which is guaranteed by Google. As of December 31, 2022, theMART had an occupancy rate of 81.6% and a weighted average annual rent per square foot of $52.07.
555 California Street
We own a 70% controlling interest in a three-building office complex aggregating 1.8 million square feet, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”). As of December 31, 2022, 555 California Street had an occupancy rate of 94.7% and a weighted average annual rent per square foot of $92.81.
ITEM 3.     LEGAL PROCEEDINGS
We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material effect on our financial position, results of operations or cash flows.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Vornado Realty Trust
Vornado’s common shares are traded on the New York Stock Exchange under the symbol “VNO.”
As of February 1, 2023, there were 783 holders of record of Vornado common shares.
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
As of February 1, 2023, there were 854 Class A unitholders of record.
Recent Sales of Unregistered Securities
During 2022, we issued 347,891 Class A units in connection with (i) the issuance of Vornado common shares and (ii) the exercise of awards pursuant to Vornado's omnibus share plan, including grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options. The consideration received included $885,373 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
On May 19, 2022, we granted 46,503 restricted units of the Operating Partnership at a market price of $33.88 per unit to Vornado Trustees that are not executives of the Company as part of their annual Trustee fees. The units were issued outside of Vornado's omnibus share plan and were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
On December 12, 2022, we granted 135,564 restricted units of the Operating Partnership at a market price of $22.13 per unit to Vornado consultants that are not executives of the Company for annual consulting fees. The units were issued outside of Vornado's omnibus share plan and were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
Recent Purchases of Equity Securities
None.

Performance Graph
The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on December 31, 2017 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2017
2018
2019
2020
2021
2022
Vornado Realty Trust
S&P 500 Index
The NAREIT All Equity Index

	2017	2018	2019	2020	2021	2022
Vornado Realty Trust	$100	$82	$95	$56	$66	$35
S&P 500 Index	100	96	126	149	192	157
The NAREIT All Equity Index	100	96	123	117	166	124
ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2022 and 2021, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2020, including year-to-year comparisons between 2021 and 2020, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., (the “Operating Partnership”) a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 92% of the common limited partnership interest in the Operating Partnership as of December 31, 2022. All references to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We own and operate office and retail properties with a concentration in the New York City metropolitan area. In addition, we have a 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns six properties in the greater New York metropolitan area, as well as interests in other real estate and investments.
Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended December 31, 2022:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	(8.1%)	(1.5%)	5.2%
One-year	(46.7%)	(37.6%)	(24.5%)
Three-year	(62.7%)	(37.9%)	(0.2%)
Five-year	(64.7%)	(30.3%)	19.9%
Ten-year	(45.6%)	10.7%	87.3%
________________________________________
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
Our business has been, and may continue to be, affected by the increase in interest rates and inflation and the continuing effect of the COVID-19 pandemic and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.

Vornado Realty Trust
Year Ended December 31, 2022 Financial Results Summary
Net loss attributable to common shareholders for the year ended December 31, 2022 was $408,615,000, or $2.13 per diluted share, compared to net income attributable to common shareholders of $101,086,000, or $0.53 per diluted share, for the year ended December 31, 2021. The years ended December 31, 2022 and 2021 include certain items that impact net (loss) income attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders by $535,083,000, or $2.79 per diluted share, for the year ended December 31, 2022 and increased net income attributable to common shareholders by $12,933,000, or $0.07 per diluted share, for the year ended December 31, 2021.
Funds from operations ("FFO") attributable to common shareholders plus assumed conversions for the year ended December 31, 2022 was $638,928,000, or $3.30 per diluted share, compared to $571,074,000, or $2.97 per diluted share, for the year ended December 31, 2021. The years ended December 31, 2022 and 2021 include certain items that impact FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $30,036,000, or $0.15 per diluted share, for the year ended December 31, 2022 and increased FFO by $21,211,000, or $0.11 per diluted share, for the year ended December 31, 2021.
The following table reconciles the difference between our net (loss) income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
Certain expense (income) items that impact net (loss) income attributable to common shareholders:
Non-cash real estate impairment losses on wholly owned and partially owned assets	$595,488	$7,880
Hotel Pennsylvania loss (primarily accelerated building depreciation expense)	71,087	29,472
Net gains on disposition of wholly owned and partially owned assets	(62,685)	(15,315)
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	(35,858)	(44,607)
Deferred tax liability on our investment in The Farley Building (held through a taxable REIT subsidiary)	13,665	10,868
Refund of New York City transfer taxes related to the April 2019 transfer to Fifth Avenue and Times Square JV	(13,613)	—
Other	7,289	(2,436)
	575,373	(14,138)
Noncontrolling interests' share of above adjustments	(40,290)	1,205
Total of certain expense (income) items that impact net (loss) income attributable to common shareholders	$535,083	$(12,933)

Overview - continued
Year Ended December 31, 2022 Financial Results Summary - continued
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units and ancillary amenities	$(35,858)	$(44,607)
Net gains on disposition of wholly owned and partially owned assets	(17,372)	(643)
Deferred tax liability on our investment in The Farley Building (held through a taxable REIT subsidiary)	13,665	10,868
Other	7,289	12,026
	(32,276)	(22,356)
Noncontrolling interests' share of above adjustments	2,240	1,145
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(30,036)	$(21,211)
Same Store Net Operating Income ("NOI") At Share
The percentage increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are below.

Year Ended December 31, 2022 compared to December 31, 2021:	Total	New York	theMART(1)	555 California Street
Same store NOI at share % increase	7.1%	3.5%	64.2%	2.7%
Same store NOI at share - cash basis % increase	9.0%	5.0%	58.0%	13.3%
________________________________________
(1)Increase primarily due to (i) prior period accrual adjustments recorded in 2022 related to changes in the tax-assessed value and property tax rate of theMART and (ii) an increase in tradeshow activity in 2022 compared to 2021.
Calculations of same store NOI at share, reconciliations of our net (loss) income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dispositions
220 CPS
During the year ended December 31, 2022, we closed on the sale of three condominium units and ancillary amenities at 220 CPS for net proceeds of $88,019,000 resulting in a financial statement net gain of $41,874,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $6,016,000 of income tax expense was recognized on our consolidated statements of income. From inception to December 31, 2022, we have closed on the sale of 109 units and ancillary amenities for net proceeds of $3,094,915,000 resulting in financial statement net gains of $1,159,129,000. As of December 31, 2022, we are 97% sold.
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
484-486 Broadway
On December 15, 2022, we sold 484-486 Broadway, a 30,000 square foot retail and residential building for $23,520,000, and realized net proceeds of $22,430,000. In connection with the sale, we recognized a net gain of $2,919,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.
40 Fulton Street
On December 21, 2022, we sold 40 Fulton Street, a 251,000 square foot Manhattan office and retail building, for $101,000,000, and realized net proceeds of $96,566,000. In connection with the sale, we recognized a net gain of $31,876,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.
Financings
100 West 33rd Street
On June 15, 2022, we completed a $480,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot building comprised of 859,000 square feet of office space and 255,000 square feet of retail space. The interest-only loan bears a rate of SOFR plus 1.65% (5.96% as of December 31, 2022) through March 2024, increasing to SOFR plus 1.85% thereafter. The interest rate on the loan was swapped to a fixed rate of 5.06% through March 2024, and 5.26% through June 2027. The loan matures in June 2027, with two one-year extension options subject to debt service coverage ratio and loan-to-value tests. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.55% and was scheduled to mature in April 2024.
770 Broadway
On June 28, 2022, we completed a $700,000,000 refinancing of 770 Broadway, a 1.2 million square foot Class A Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.25% (6.48% as of December 31, 2022) and matures in July 2024 with three one-year extension options (July 2027 as fully extended). The interest rate on the loan was swapped to a fixed rate of 4.98% through July 2027. The loan replaces the previous $700,000,000 loan that bore interest at SOFR plus 1.86% and was scheduled to mature in July 2022.
Unsecured Revolving Credit Facility
On June 30, 2022, we amended and extended one of our two revolving credit facilities. The $1.25 billion amended facility bears interest at a rate of SOFR plus 1.15% (5.47% as of December 31, 2022). The term of the facility was extended from March 2024 to December 2027, as fully extended. The facility fee is 25 basis points. On August 16, 2022, the interest rate on the $575,000,000 drawn on the facility was swapped to a fixed interest rate of 3.88% through August 2027. Our other $1.25 billion revolving credit facility matures in April 2026, as fully extended, and bears a rate of SOFR plus 1.19% with a facility fee of 25 basis points.
Unsecured Term Loan
On June 30, 2022, we extended our $800,000,000 unsecured term loan from February 2024 to December 2027. The extended loan bears interest at a rate of SOFR plus 1.30% (5.62% as of December 31, 2022) and is currently swapped to a fixed rate of 4.05%.
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

Financings - continued
697-703 Fifth Avenue (Fifth Avenue and Times Square JV)
On December 21, 2022, the 697-703 Fifth Avenue $450,000,000 non-recourse mortgage loan matured and was not repaid, at which time the lenders declared an event of default. During December 2022, $29,000,000 of property-level funds were applied by the lenders against the principal balance resulting in a $421,000,000 loan balance as of December 31, 2022. The loan bears default interest at the Prime Rate plus 1.00% (8.50% as of December 31, 2022). The Fifth Avenue and Times Square JV is in negotiations with the lenders regarding a restructuring but there can be no assurance as to the timing and ultimate resolution of these negotiations. We do not believe that the resolution of these negotiations will result in further impairment losses on our investment in the Fifth Avenue and Times Square JV.
Interest Rate Hedging Activities
We entered into the following interest rate swap arrangements during the year ended December 31, 2022. See Note 13 - Fair Value Measurements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our consolidated hedging instruments.

(Amounts in thousands)	Notional Amount	All-In Swapped Rate	Swap Expiration Date	Variable Rate Spread
770 Broadway mortgage loan	$700,000	4.98%	07/27	S+225
Unsecured revolving credit facility	575,000	3.88%	08/27	S+115
Unsecured term loan(1)	50,000	4.04%	08/27	S+130
Unsecured term loan (effective 10/23)(1)	500,000	4.39%	10/26	S+130
100 West 33rd Street mortgage loan	480,000	5.06%	06/27	S+165
888 Seventh Avenue mortgage loan(2)	200,000	4.76%	09/27	S+180
________________________________________
(1)On February 7, 2023, we entered into a forward interest rate swap arrangement for $150,000 of the $800,000 unsecured term loan. The unsecured term loan, which matures in December 2027, is subject to various interest rate swap arrangements through August 2027, see below for details:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+130)
Through 10/23	$800,000	4.05%	$—
10/23 through 7/25	700,000	4.53%	100,000
7/25 through 10/26	550,000	4.36%	250,000
10/26 through 8/27	50,000	4.04%	750,000
(2)The remaining $77,800 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80%.
Leasing Activity For the Year Ended December 31, 2022
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
•894,000 square feet of New York Office space (753,000 square feet at share) at an initial rent of $84.51 per square foot and a weighted average lease term of 8.9 years. The changes in the GAAP and cash mark-to-market rent on the 498,000 square feet of second generation space were positive 9.0% and positive 5.4%, respectively. Tenant improvements and leasing commissions were $11.84 per square foot per annum, or 14.0% of initial rent.
•111,000 square feet of New York Retail space (100,000 square feet at share) at an initial rent of $266.25 per square foot and a weighted average lease term of 11.6 years. The changes in the GAAP and cash mark-to-market rent on the 42,000 square feet of second generation space were negative 38.3% and negative 34.2%, respectively. Tenant improvements and leasing commissions were $22.68 per square foot per annum, or 8.5% of initial rent.
•299,000 square feet at theMART (all at share) at an initial rent of $52.40 per square foot and a weighted average lease term of 7.2 years. The changes in the GAAP and cash mark-to-market rent on the 244,000 square feet of second generation space were negative 4.8% and negative 5.4%, respectively. Tenant improvements and leasing commissions were $10.48 per square foot per annum, or 20.0% of initial rent.
•210,000 square feet at 555 California Street (147,000 square feet at share) at an initial rent of $96.40 per square foot and a weighted average lease term of 5.9 years. The changes in the GAAP and cash mark-to-market rent on the 135,000 square feet of second generation space were positive 24.3% and positive 13.6%, respectively. Tenant improvements and leasing commissions were $7.15 per square foot per annum, or 7.4% of initial rent.

Square footage (in service) and Occupancy as of December 31, 2022

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,724	16,028	91.9%
Retail (includes retail properties that are in the base of our office properties)	56	(1)	2,289	1,851	74.4%
Residential - 1,976 units(2)	6	(1)	1,499	766	96.7%	(2)
Alexander's	6		2,241	726	96.4%	(2)
			24,753	19,371	90.4%

Other:
theMART	4		3,635	3,626	81.6%
555 California Street	3		1,819	1,273	94.7%
Other	11		2,532	1,197	92.6%
			7,986	6,096

Total square feet at December 31, 2022			32,739	25,467
________________________________________
See notes below.
Square footage (in service) and Occupancy as of December 31, 2021

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	32	(1)	19,442	16,757	92.2%
Retail (includes retail properties that are in the base of our office properties)	60	(1)	2,267	1,825	80.7%
Residential - 1,986 units(2)	8	(1)	1,518	785	97.0%	(2)
Alexander's	6		2,218	719	95.6%	(2)
			25,445	20,086	91.3%

Other:
theMART	4		3,692	3,683	88.9%
555 California Street	3		1,818	1,273	93.8%
Other	11		2,489	1,154	92.8%
			7,999	6,110

Total square feet at December 31, 2021			33,444	26,196
________________________________________
(1)Reflects the Office, Retail and Residential space within our 71 and 76 total New York properties as of December 31, 2022 and 2021, respectively.
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
Impairment Analyses for Investments in Real Estate and Unconsolidated Partially Owned Entities
Our investments in consolidated properties, including any related right-of-use assets and intangible assets, and unconsolidated partially owned entities are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For our unconsolidated partially owned entities, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary during our intended holding period. Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, capital expenditures, discount rates and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. These estimates can have a significant impact on the undiscounted cash flows or estimated fair value of an asset and could thereby affect the value of our real estate investments on our consolidated balance sheets as well as any potential impairment losses recognized on our consolidated statements of income.
During the year ended December 31, 2022, we recognized non-cash impairment losses totaling $595,488,000, net of noncontrolling interests of $6,822,000, on certain wholly owned and partially owned assets. See Note 5 - Investments in Partially Owned Entities and Note 13 - Fair Value Measurements to our consolidated financial statements in this Annual Report on Form 10-K for further details.
Impairment analyses are based on information available at the time the analyses are prepared. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future rental revenues, operating expenses, capital expenditures, discount rates and capitalization rates which could differ materially from actual results.
Collectability Assessments for Revenue Recognition
We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant, the impact of COVID-19 on tenants’ businesses, and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our consolidated statements of income.
Recent Accounting Pronouncements
See Note 2 – Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

NOI At Share by Segment for the Years Ended December 31, 2022 and 2021
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2022 and 2021.

(Amounts in thousands)	For the Year Ended December 31, 2022
	Total	New York	Other
Total revenues	$1,799,995	$1,449,442	$350,553
Operating expenses	(873,911)	(716,148)	(157,763)
NOI - consolidated	926,084	733,294	192,790
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(70,029)	(45,566)	(24,463)
Add: NOI from partially owned entities	305,993	293,780	12,213
NOI at share	1,162,048	981,508	180,540
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(10,980)	(18,509)	7,529
NOI at share - cash basis	$1,151,068	$962,999	$188,069

(Amounts in thousands)	For the Year Ended December 31, 2021
	Total	New York	Other
Total revenues	$1,589,210	$1,257,599	$331,611
Operating expenses	(797,315)	(626,386)	(170,929)
NOI - consolidated	791,895	631,213	160,682
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,385)	(38,980)	(30,405)
Add: NOI from partially owned entities	310,858	300,721	10,137
NOI at share	1,033,368	892,954	140,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,318	(1,188)	2,506
NOI at share - cash basis	$1,034,686	$891,766	$142,920

NOI At Share by Segment for the Years Ended December 31, 2022 and 2021 - continued
The elements of our New York and Other NOI at share for the years ended December 31, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
New York:
Office	$718,686	$677,167
Retail	205,753	173,363
Residential	19,600	17,783
Alexander's	37,469	37,318
Hotel Pennsylvania(1)	—	(12,677)
Total New York	981,508	892,954

Other:
theMART(2)	96,906	58,909
555 California Street	65,692	64,826
Other investments	17,942	16,679
Total Other	180,540	140,414

NOI at share	$1,162,048	$1,033,368
________________________________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the years ended December 31, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
New York:
Office	$715,407	$686,507
Retail	188,846	160,801
Residential	18,214	16,656
Alexander's	40,532	40,525
Hotel Pennsylvania(1)	—	(12,723)
Total New York	962,999	891,766

Other:
theMART(2)	101,912	64,389
555 California Street	67,813	60,680
Other investments	18,344	17,851
Total Other	188,069	142,920

NOI at share - cash basis	$1,151,068	$1,034,686
________________________________________
(1)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the Hotel Pennsylvania site.
(2)Increase primarily due to (i) prior period accrual adjustments recorded in 2022 related to changes in the tax-assessed value and property tax rate of theMART and (ii) an increase in tradeshow activity in 2022 compared to 2021.

Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Years Ended December 31, 2022 and 2021
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the years ended December 31, 2022 and 2021.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
Net (loss) income	$(382,612)	$207,553
Depreciation and amortization expense	504,502	412,347
General and administrative expense	133,731	134,545
Impairment losses, transaction related costs and other	31,722	13,815
Loss (income) from partially owned entities	461,351	(130,517)
Income from real estate fund investments	(3,541)	(11,066)
Interest and other investment income, net	(19,869)	(4,612)
Interest and debt expense	279,765	231,096
Net gains on disposition of wholly owned and partially owned assets	(100,625)	(50,770)
Income tax expense (benefit)	21,660	(10,496)
NOI from partially owned entities	305,993	310,858
NOI attributable to noncontrolling interests in consolidated subsidiaries	(70,029)	(69,385)
NOI at share	1,162,048	1,033,368
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(10,980)	1,318
NOI at share - cash basis	$1,151,068	$1,034,686
NOI At Share by Region

	For the Year Ended December 31,
	2022	2021
Region:
New York City metropolitan area	86%	88%
Chicago, IL	8%	6%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Year Ended December 31, 2022 Compared to December 31, 2021
Revenues
Our revenues were $1,799,995,000 for the year ended December 31, 2022 compared to $1,589,210,000 in the prior year, an increase of $210,785,000. Below are the details of the increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York	Other
Rental revenues:
Acquisitions, dispositions and other	$10,750	$10,750	$—
Development and redevelopment	69,357	69,357	—
Trade shows(1)	13,187	—	13,187
Same store operations	89,860	90,840	(980)
	183,154	170,947	12,207

Fee and other income:
BMS cleaning fees	17,893	19,639	(1,746)
Management and leasing fees	(686)	(532)	(154)
Other income	10,424	1,789	8,635
	27,631	20,896	6,735

Total increase in revenues	$210,785	$191,843	$18,942
________________________________________
See notes below.
Expenses
Our expenses were $1,534,249,000 for the year ended December 31, 2022 compared to $1,367,869,000 in the prior year, an increase of $166,380,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York		Other
Operating:
Acquisitions, dispositions and other	$1,555	$1,555		$—
Development and redevelopment	28,652	27,804		848
Non-reimbursable expenses	27,555	28,685		(1,130)
Trade shows(1)	2,607	—		2,607
Hotel Pennsylvania(2)	(12,677)	(12,677)		—
BMS expenses	16,312	18,058		(1,746)
Same store operations	12,592	26,337		(13,745)
	76,596	89,762		(13,166)

Depreciation and amortization:
Acquisitions, dispositions and other	63,366	63,366		—
Development and redevelopment	32,823	32,823		—
Same store operations	(4,034)	(4,932)		898
	92,155	91,257		898

General and administrative	(814)	(2,143)		1,329

Benefit from deferred compensation plan liability	(19,464)	—		(19,464)

Impairment losses, transaction related costs and other	17,907	12,819	(3)	5,088

Total increase (decrease) in expenses	$166,380	$191,695		$(25,315)
________________________________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(2)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the Hotel Pennsylvania site.
(3)Primarily due to an increase in impairment losses on wholly owned street retail assets ($19,098 in 2022 and $7,880 in 2021).

Results of Operations – Year Ended December 31, 2022 Compared to December 31, 2021 - continued
(Loss) Income from Partially Owned Entities
Below are the components of (loss) income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2022	For the Year Ended December 31,
		2022	2021
Our share of net (loss) income:
Fifth Avenue and Times Square JV:
Non-cash impairment loss(1)	51.5%	$(489,859)	$—
Equity in net income		55,248	47,144
Return on preferred equity, net of our share of the expense		37,416	37,416
		(397,195)	84,560
Partially owned office buildings(2)	Various	(110,261)	6,384
Alexander's(3)	32.4%	22,973	40,121
Other investments(4)	Various	23,132	(548)
		$(461,351)	$130,517
________________________________________
(1)See Note 5 - Investments in Partially Owned Entities to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others. 2022 includes a $93,353 impairment loss on our investment in 650 Madison Avenue.
(3)2021 includes our $11,620 share of net gain on the sale of the Paramus, New Jersey property to IKEA Property, Inc., and our $2,956 share of net gain on the sale of a parcel of land in the Bronx, New York.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others. 2022 includes $17,185 of net gains from dispositions of two investments.
Income from Real Estate Fund Investments
Below is a summary of income from the Vornado Capital Partners Real Estate Fund (“the Fund”) and the Crowne Plaza Times Square Hotel Joint Venture.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
Previously recorded unrealized loss on exited investments	$59,396	$—
Realized (loss) income on exited investments	(54,255)	1,364
Net unrealized (loss) income on held investments	(7,730)	3,257
Net investment income	6,130	6,445
Income from real estate fund investments	3,541	11,066
Less income attributable to noncontrolling interests in consolidated subsidiaries	(1,870)	(7,309)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$1,671	$3,757
Interest and Other Investment Income, net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
Interest on cash and cash equivalents and restricted cash	$7,553	$284
Amortization of discount on investments in U.S. Treasury bills	7,075	—
Interest on loans receivable	5,006	2,517
Other, net	235	1,811
	$19,869	$4,612

Results of Operations – Year Ended December 31, 2022 Compared to December 31, 2021 - continued
Interest and Debt Expense
Interest and debt expense was $279,765,000 for the year ended December 31, 2022, compared to $231,096,000 in the prior year, an increase of $48,669,000. This was primarily due to (i) $52,926,000 of higher interest expense resulting from higher average interest rates on our variable rate loans, and (ii) $19,235,000 of lower capitalized interest and debt expense, partially offset by (iii) $23,729,000 of lower interest expense relating to defeasance costs, of which $7,119,000 is attributable to noncontrolling interest, in connection with the refinancing of 1290 Avenue of the Americas in 2021.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $100,625,000 for the year ended December 31, 2022, primarily consists of (i) $41,874,000 from the sale of three condominium units and ancillary amenities at 220 CPS, (ii) $31,876,000 from the sale of 40 Fulton Street, (iii) $15,213,000 from the sale of Center Building located at 33-00 Northern Boulevard in Long Island City, New York, (iv) $13,613,000 from the refund of New York City real property transfer tax paid in connection with the April 2019 Fifth Avenue and Times Square JV transaction, and (v) $2,919,000 from the sale of 484-486 Broadway. Net gains on disposition of wholly owned and partially owned assets of $50,770,000 for the year ended December 31, 2021, primarily consists of net gains from the sale of condominium units and ancillary amenities at 220 CPS.
Income Tax (Expense) Benefit
Income tax expense was $21,660,000 for the year ended December 31, 2022, compared to a benefit of $10,496,000 in the prior year, an increase in expense of $32,156,000. This was primarily due to (i) additional expense in 2022 from book to tax differences on on our investment in The Farley Building and (ii) a higher tax benefit recognized by our taxable REIT subsidiaries in 2021 compared to 2022.
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $5,737,000 for the year ended December 31, 2022, compared to net income of $24,014,000 in the prior year, a decrease in income of $29,751,000. This resulted primarily from a net loss in 2022 subject to allocation to the noncontrolling interests of our non-wholly owned consolidated subsidiaries compared to net income in 2021.
Net Loss (Income) Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net loss attributable to noncontrolling interests in the Operating Partnership was $30,376,000 for the year ended December 31, 2022, compared to net income of $7,540,000 in the prior year, a decrease in income of $37,916,000. This resulted primarily from a net loss in 2022 subject to allocation to third party Class A unitholders compared to net income in 2021.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $62,116,000 for the year ended December 31, 2022, compared to $65,880,000 in the prior year, a decrease of $3,764,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $62,231,000 for the year ended December 31, 2022, compared to $66,035,000 in the prior year, a decrease of $3,804,000.
Preferred Share/Unit Issuance Costs
Preferred share/unit issuance costs for the year ended December 31, 2021 were $9,033,000 representing the previously capitalized issuance costs which were expensed upon calling for redemption of all the outstanding Series K cumulative redeemable preferred shares/units in September 2021.

Results of Operations – Year Ended December 31, 2022 Compared to December 31, 2021 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the year ended December 31, 2022 compared to December 31, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the year ended December 31, 2022	$1,162,048	$981,508	$96,906	$65,692	$17,942
Less NOI at share from:
Change in ownership interest in One Park Avenue	(13,370)	(13,370)	—	—	—
Dispositions	(9,494)	(9,494)	—	—	—
Development properties	(69,779)	(69,779)	—	—	—
Other non-same store income, net	(26,701)	(8,557)	(202)	—	(17,942)
Same store NOI at share for the year ended December 31, 2022	$1,042,704	$880,308	$96,704	$65,692	$—

NOI at share for the year ended December 31, 2021	$1,033,368	$892,954	$58,909	$64,826	$16,679
Less NOI at share from:
Dispositions	(13,512)	(13,512)	—	—	—
Development properties	(31,291)	(30,443)	—	(848)	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,677	12,677	—	—	—
Other non-same store income, net	(27,774)	(11,095)	—	—	(16,679)
Same store NOI at share for the year ended December 31, 2021	$973,468	$850,581	$58,909	$63,978	$—

Increase in same store NOI at share	$69,236	$29,727	$37,795	$1,714	$—

% increase in same store NOI at share	7.1%	3.5%	64.2%	2.7%	—%

Results of Operations – Year Ended December 31, 2022 Compared to December 31, 2021 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the year ended December 31, 2022 compared to December 31, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the year ended December 31, 2022	$1,151,068	$962,999	$101,912	$67,813	$18,344
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(10,111)	(10,111)	—	—	—
Dispositions	(8,719)	(8,719)	—	—	—
Development properties	(47,846)	(47,846)	—	—	—
Other non-same store income, net	(28,211)	(9,665)	(202)	—	(18,344)
Same store NOI at share - cash basis for the year ended December 31, 2022	$1,056,181	$886,658	$101,710	$67,813	$—

NOI at share - cash basis for the year ended December 31, 2021	$1,034,686	$891,766	$64,389	$60,680	$17,851
Less NOI at share - cash basis from:
Dispositions	(13,469)	(13,469)	—	—	—
Development properties	(32,453)	(31,605)	—	(848)	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,723	12,723	—	—	—
Other non-same store income, net	(32,789)	(14,938)	—	—	(17,851)
Same store NOI at share - cash basis for the year ended December 31, 2021	$968,698	$844,477	$64,389	$59,832	$—

Increase in same store NOI at share - cash basis	$87,483	$42,181	$37,321	$7,981	$—

% increase in same store NOI at share - cash basis	9.0%	5.0%	58.0%	13.3%	—%
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
As of December 31, 2022, we have $3.4 billion of liquidity comprised of $1.0 billion of cash and cash equivalents and restricted cash, $472 million of investments in U.S. Treasury bills and $1.9 billion available on our $2.5 billion revolving credit facilities. The ongoing challenges posed by the increase in interest rates and inflation and the continuing effect of the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,021,157,000 at December 31, 2022, a $909,194,000 decrease from the balance at December 31, 2021.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2022	2021
Net cash provided by operating activities	$798,944	$761,806	$37,138
Net cash used in investing activities	(906,864)	(532,347)	(374,517)
Net cash used in financing activities	(801,274)	(29,477)	(771,797)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our non-consolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the year ended December 31, 2022, net cash provided by operating activities of $798,944,000 was comprised of $711,610,000 of cash from operations, including distributions of income from partially owned entities of $184,501,000 and return of capital from real estate fund investments of $5,141,000, and a net increase of $87,334,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash used in investing activities:

(Amounts in thousands)	For the Year Ended December 31,		(Decrease) Increase in Cash Flow
	2022	2021
Purchase of U.S. Treasury bills	$(1,066,096)	$—	$(1,066,096)
Development costs and construction in progress	(737,999)	(585,940)	(152,059)
Proceeds from maturities of U.S. Treasury bills	597,499	—	597,499
Proceeds from sales of real estate	373,264	100,024	273,240
Additions to real estate	(159,796)	(149,461)	(10,335)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	88,019	137,404	(49,385)
Distributions of capital from partially owned entities	34,417	106,005	(71,588)
Investments in partially owned entities	(33,172)	(14,997)	(18,175)
Acquisitions of real estate and other	(3,000)	(3,000)	—
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	—	(123,936)	123,936
Proceeds from repayments of loan receivables	—	1,554	(1,554)
Net cash used in investing activities	$(906,864)	$(532,347)	$(374,517)
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2022	2021
Repayments of borrowings	$(1,251,373)	$(1,584,243)	$332,870
Proceeds from borrowings	1,029,773	3,248,007	(2,218,234)
Dividends paid on common shares/Distributions to Vornado	(406,562)	(406,109)	(453)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(84,699)	(190,876)	106,177
Dividends paid on preferred shares/Distributions to preferred unitholders	(62,116)	(65,880)	3,764
Debt issuance costs	(32,706)	(51,184)	18,478
Contributions from noncontrolling interests in consolidated subsidiaries	5,609	4,052	1,557
Proceeds received from exercise of Vornado stock options and other	885	899	(14)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(85)	(1,567)	1,482
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(973,729)	973,729
Redemption of preferred shares/units	—	(300,000)	300,000
Proceeds from the issuance of preferred shares/units	—	291,153	(291,153)
Net cash used in financing activities	$(801,274)	$(29,477)	$(771,797)

Liquidity and Capital Resources - continued
Dividends
On January 18, 2023, Vornado declared a quarterly common dividend of $0.375 per share (an indicated annual rate of $1.50 per common share). This dividend, if declared by the Board of Trustees for all of 2023, would require the Operating Partnership to distribute (i) approximately $288,000,000 of cash to Vornado for distribution to its common shareholders and (ii) $22,000,000 of cash to third party Class A unitholders. Additionally, during 2023, Vornado expects to pay approximately $62,000,000 of cash dividends on outstanding preferred shares.
Debt
We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.” We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt. Our unsecured revolving credit facilities and unsecured term loan contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB-. Our unsecured revolving credit facilities and unsecured term loan also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal. As of December 31, 2022, we are in compliance with all of the financial covenants required by our senior unsecured notes, our unsecured revolving credit facilities and our unsecured term loan.
A summary of our consolidated debt as of December 31, 2022 and 2021 is presented below.

(Amounts in thousands)	As of December 31, 2022		As of December 31, 2021
Consolidated debt:	Balance	Weighted Average Interest Rate(1)	Balance	Weighted Average Interest Rate(1)
Fixed rate	$6,145,000	3.59%	$4,140,000	3.06%
Variable rate	2,307,615	5.67%	4,534,215	1.59%
Total	8,452,615	4.16%	8,674,215	2.29%
Deferred financing costs, net and other	(63,572)		(58,268)
Total, net	$8,389,043		$8,615,947
_______________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
During 2023 and 2024, $21,600,000 and $396,415,000, respectively, of our outstanding consolidated debt matures, assuming the exercise of as-of-right extension options. We may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facilities. We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Details of 2022 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The contractual principal and interest repayments schedule of our consolidated debt as of December 31, 2022 is as follows:

(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$7,125,211	$285,403	$1,788,462	$2,451,226	$2,600,120
Senior unsecured notes due 2025	482,156	15,750	466,406	—	—
Senior unsecured notes due 2026	429,431	8,600	17,200	403,631	—
Senior unsecured notes due 2031	450,224	11,900	23,800	23,800	390,724
Unsecured term loan	976,841	34,700	73,162	868,979	—
Revolving credit facilities	686,833	22,598	45,258	618,977	—
Total contractual principal(1) and interest(2) repayments	$10,150,696	$378,951	$2,414,288	$4,366,613	$2,990,844
________________________________________
(1)Based on the contractual maturity of our loans, including as-of-right extension options, as of December 31, 2022.
(2)Estimated interest for variable rate debt based on the 1-month LIBOR or Term SOFR curve available as of December 31, 2022.

Liquidity and Capital Resources - continued
Capital Expenditures
Capital expenditures consist of expenditures to maintain and improve assets, tenant improvement allowances and leasing commissions. During 2023, we expect to incur $250,000,000 of capital expenditures for our consolidated properties. We plan to fund these capital expenditures from operating cash flow, existing liquidity, and/or borrowings. Our partially owned non-consolidated subsidiaries typically fund their capital expenditures without any additional equity contribution from us.
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
PENN District
The Farley Building
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is completing the development of The Farley Building, which includes approximately 846,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 116,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000 at our 95% share, of which $1,111,493,000 of cash has been expended as of December 31, 2022.
PENN 1
We are redeveloping PENN 1, a 2,546,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"). Skanska USA Civil Northeast, Inc. is performing the redevelopment under a fixed price contract for $396,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost of our PENN 1 project is estimated to be $450,000,000, of which $375,810,000 of cash has been expended as of December 31, 2022.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $393,126,000 of cash has been expended as of December 31, 2022.
Hotel Pennsylvania Site
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $41,776,000 of cash has been expended as of December 31, 2022.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District and 350 Park Avenue.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
Other Obligations
We have contractual cash obligations for certain properties that are subject to long-term ground and building leases. During 2023, $46,847,000 of lease payments are due, including fair market rent resets accounted for as variable rent. For 2024 and thereafter, we have $2,509,517,000 of future lease payments. We believe that our operating cash flow will be adequate to fund these lease payments.

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
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,774,525 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court’s decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent in Luxembourg and other jurisdictions.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for The Farley Building. As of December 31, 2022, the aggregate dollar amount of these guarantees and master leases is approximately $1,553,000,000.
As of December 31, 2022, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
Our 95% consolidated joint venture (5% is owned by Related) is completing the development of The Farley Building. In connection with the development of the property, the joint venture admitted a historic Tax Credit Investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2022, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the December 31, 2022 fair value of the Fund assets, at liquidation we would be required to make a $26,400,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of December 31, 2022, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of December 31, 2022, we have construction commitments aggregating approximately $409,000,000.

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
Below is a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the year ended December 31, 2022 and 2021.

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2022	2021
Reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net (loss) income attributable to common shareholders	$(408,615)	$101,086
Per diluted share	$(2.13)	$0.53

FFO adjustments:
Depreciation and amortization of real property	$456,920	$373,792
Real estate impairment losses	19,098	7,880
Net gains on sale of real estate	(58,751)	—
Proportionate share of adjustments to equity in net (loss) income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	130,647	139,247
Net gains on sale of real estate	(169)	(15,675)
Increase in fair value of marketable securities	—	(1,155)
Real estate impairment losses	576,390	—
	1,124,135	504,089
Noncontrolling interests' share of above adjustments	(77,912)	(34,144)
FFO adjustments, net	$1,046,223	$469,945

FFO attributable to common shareholders	$637,608	$571,031
Convertible preferred share dividends	1,320	43
FFO attributable to common shareholders plus assumed conversions	$638,928	$571,074
Per diluted share	$3.30	$2.97

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,775	191,551
Effect of dilutive securities:
Convertible securities(1)	1,545	26
Share-based payment awards	250	571
Denominator for FFO per diluted share	193,570	192,148
________________________________________
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and unit amounts)	2022
	December 31, Balance	Weighted Average Interest Rate(1)	Effect of 1% Change In Base Rates
Consolidated debt:
Fixed rate(2)	$6,145,000	3.59%	$—
Variable rate(3)	2,307,615	5.67%	23,076
	$8,452,615	4.16%	23,076
Pro rata share of debt of non-consolidated entities:
Fixed rate(2)	$1,447,457	3.72%	$—
Variable rate(4)	1,249,769	6.19%	12,498
	$2,697,226	4.87%	12,498
Noncontrolling interests’ share of consolidated subsidiaries			(6,821)
Total change in annual net income attributable to the Operating Partnership			28,753
Noncontrolling interests’ share of the Operating Partnership			(1,995)
Total change in annual net income attributable to Vornado			$26,758
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.14
Total change in annual net income attributable to Vornado per diluted share			$0.14
_______________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)Includes variable rate debt subject to interest rate swap arrangements as of period end.
(3)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,649,120, of which $322,060 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average strike rate of 4.14% and a weighted average remaining term of nine months. These amounts exclude the forward cap we entered into in December 2022 for the $525,000 One Park Avenue mortgage loan effective upon the March 2023 expiration of the existing cap. The forward cap has a SOFR strike rate of 3.89% and expires in March 2024.
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $850,710 at our pro rata share. The interest rate cap arrangements have a weighted average strike rate of 4.11% and a weighted average remaining term of ten months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2022, the estimated fair value of our consolidated debt was $8,093,000,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2022 and 2021.

(Amounts in thousands)	Fair Value Asset (Liability) as of
	December 31,		December 31, 2022
	2022	2021	Notional Amount		All-In Swapped Rate	Swap Expiration Date
Interest Rate Swaps:
555 California Street mortgage loan	$49,888	$11,814	$840,000	(1)	2.26%	05/24
770 Broadway mortgage loan	29,226	—	700,000		4.98%	07/27
PENN 11 mortgage loan	26,587	6,565	500,000		2.22%	03/24
Unsecured revolving credit facility	24,457	—	575,000		3.88%	08/27
Unsecured term loan	14,694	(28,976)	800,000		4.05%	(2)
100 West 33rd Street mortgage loan	6,886	—	480,000		5.06%	06/27
888 Seventh Avenue mortgage loan	6,544	—	200,000	(3)	4.76%	09/27
Unsecured term loan (effective October 2023)	6,330	—	500,000		4.39%	10/26
4 Union Square South mortgage loan	4,050	(3,861)	100,000	(4)	3.74%	01/25
Interest Rate Caps:
1290 Avenue of the Americas mortgage loan	7,590	411	950,000		(5)	11/23
One Park Avenue mortgage loan	5,472	—	525,000		(6)	03/24
Various mortgage loans	2,080	139

Included in other assets	$183,804	$18,929
Included in other liabilities	$—	$32,837
________________________________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Comprised of a $750,000 interest rate swap arrangement expiring October 2023 and a $50,000 interest rate swap arrangement expiring August 2027.
(3)The remaining $77,800 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (5.92% as of December 31, 2022).
(4)Upon the sale of 33-00 Northern Boulevard in June 2022, the $100,000 corporate-level interest rate swap was reallocated and now hedges the interest rate on $100,000 of the 4 Union Square South mortgage loan through January 2025. The remaining $20,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (5.62% as of December 31, 2022).
(5)LIBOR cap strike rate of 4.00%.
(6)SOFR cap strike rate of 4.39%. In December 2022, we entered into a forward cap for the $525,000 One Park Avenue mortgage loan effective upon the March 2023 expiration of the existing cap. The forward cap has a SOFR strike rate of 3.89% and expires in March 2024.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Real Estate Impairment – Refer to Notes 2, 5, 13, and 15 to the financial statements
Critical Audit Matter Description
The Company’s real estate properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. The Company also reviews its investments in partially owned entities for impairment when indications of potential impairment exist. An impairment loss for investments in partially owned entities is recorded when there is a decline in the fair value below the carrying value that is other than temporary. Fair value is determined based on estimated cash flow projections that utilize discount and capitalization rates and available market information.
Preparing the Company’s estimated cash flow projections requires management to make significant estimates and assumptions related to future market rental rates, capitalization rates, and discount rates.
For the year ended December 31, 2022, the Company recognized impairment losses of $19,098,000 which are included in “Impairment losses, transaction related costs and other” and $583,212,000 which are included in “(Loss) income from partially owned entities” within the consolidated statements of income.

We identified the impairment of real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates, capitalization rates and discount rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to impairment included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of recoverability of its properties, including those over future market rental rates and capitalization rates used in the assessment.
•We tested the effectiveness of controls over management’s evaluation of impairment of its properties and investments in partially owned entities and measurement of that impairment based on discounted cash flows, including those over the future market rental rates, capitalization rates, and discount rates used in the assessment.
•We evaluated the reasonableness of future market rental rates, capitalization rates, and discount rates used by management with independent market data, focusing on geographical location and property type. In addition, we developed ranges of independent estimates of future market rental rates, capitalization rates, and discount rates and compared those to the amounts used by management.
•We involved our fair value specialists in providing comparable market transaction details to further support the future market rental rates, capitalization rates and discount rates assumptions, as applicable.
•We evaluated the reasonableness of management’s projected future cash flow analyses by comparing management’s projections to the Company’s historical results.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 13, 2023
We have served as the Company’s auditor since 1976.

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit, share and per share amounts)	As of December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$2,451,828	$2,540,193
Buildings and improvements	9,804,204	9,839,166
Development costs and construction in progress	933,334	718,694
Leasehold improvements and equipment	125,389	119,792
Total	13,314,755	13,217,845
Less accumulated depreciation and amortization	(3,470,991)	(3,376,347)
Real estate, net	9,843,764	9,841,498
Right-of-use assets	684,380	337,197
Cash and cash equivalents	889,689	1,760,225
Restricted cash	131,468	170,126
Investments in U.S. Treasury bills	471,962	—
Tenant and other receivables	81,170	79,661
Investments in partially owned entities	2,665,073	3,297,389
Real estate fund investments	—	7,730
220 Central Park South condominium units ready for sale	43,599	57,142
Receivable arising from the straight-lining of rents	694,972	656,318
Deferred leasing costs, net of accumulated amortization of $237,395 and $211,775	373,555	391,693
Identified intangible assets, net of accumulated amortization of $98,139 and $97,186	139,638	154,895
Other assets	474,105	512,714
	$16,493,375	$17,266,588
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,829,018	$6,053,343
Senior unsecured notes, net	1,191,832	1,189,792
Unsecured term loan, net	793,193	797,812
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	735,969	370,206
Accounts payable and accrued expenses	450,881	613,497
Deferred revenue	39,882	48,118
Deferred compensation plan	96,322	110,174
Other liabilities	268,166	304,725
Total liabilities	9,980,263	10,062,667
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,416,891 and 14,033,438 units outstanding	345,157	587,440
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	348,692	590,975
Redeemable noncontrolling interest in a consolidated subsidiary	88,040	97,708
Total redeemable noncontrolling interests	436,732	688,683
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,866,880 and 191,723,608 shares	7,654	7,648
Additional capital	8,369,228	8,143,093
Earnings less than distributions	(3,894,580)	(3,079,320)
Accumulated other comprehensive income (loss)	174,967	(17,534)
Total shareholders' equity	5,839,728	6,236,346
Noncontrolling interests in consolidated subsidiaries	236,652	278,892
Total equity	6,076,380	6,515,238
	$16,493,375	$17,266,588
See notes to the consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2022	2021	2020
REVENUES:
Rental revenues	$1,607,685	$1,424,531	$1,377,635
Fee and other income	192,310	164,679	150,316
Total revenues	1,799,995	1,589,210	1,527,951
EXPENSES:
Operating	(873,911)	(797,315)	(789,066)
Depreciation and amortization	(504,502)	(412,347)	(399,695)
General and administrative	(133,731)	(134,545)	(181,509)
Benefit (expense) from deferred compensation plan liability	9,617	(9,847)	(6,443)
Impairment losses, transaction related costs and other	(31,722)	(13,815)	(174,027)
Total expenses	(1,534,249)	(1,367,869)	(1,550,740)

(Loss) income from partially owned entities	(461,351)	130,517	(329,112)
Income (loss) from real estate fund investments	3,541	11,066	(226,327)
Interest and other investment income (loss), net	19,869	4,612	(5,499)
(Loss) income from deferred compensation plan assets	(9,617)	9,847	6,443
Interest and debt expense	(279,765)	(231,096)	(229,251)
Net gains on disposition of wholly owned and partially owned assets	100,625	50,770	381,320
(Loss) income before income taxes	(360,952)	197,057	(425,215)
Income tax (expense) benefit	(21,660)	10,496	(36,630)
Net (loss) income	(382,612)	207,553	(461,845)
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	5,737	(24,014)	139,894
Operating Partnership	30,376	(7,540)	24,946
Net (loss) income attributable to Vornado	(346,499)	175,999	(297,005)
Preferred share dividends	(62,116)	(65,880)	(51,739)
Series K preferred share issuance costs	—	(9,033)	—
NET (LOSS) INCOME attributable to common shareholders	$(408,615)	$101,086	$(348,744)

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(2.13)	$0.53	$(1.83)
Weighted average shares outstanding	191,775	191,551	191,146

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(2.13)	$0.53	$(1.83)
Weighted average shares outstanding	191,775	192,122	191,146
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(382,612)	$207,553	$(461,845)
Other comprehensive income (loss):
Change in fair value of interest rate swaps and other	190,493	51,338	(29,971)
Other comprehensive income (loss) of nonconsolidated subsidiaries	18,874	10,275	(14,342)
Comprehensive (loss) income	(173,245)	269,166	(506,158)
Less comprehensive loss (income) attributable to noncontrolling interests	19,247	(35,602)	174,287
Comprehensive (loss) income attributable to Vornado	$(153,998)	$233,564	$(331,871)
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net loss attributable to Vornado	—	—	—	—	—	(346,499)	—	—	(346,499)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	3,931	3,931
Dividends on common shares ($2.12 per share)	—	—	—	—	—	(406,562)	—	—	(406,562)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(62,116)	—	—	(62,116)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	117	5	3,519	—	—	—	3,524
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	28	1	877	—	—	—	878
Contributions	—	—	—	—	—	—	—	5,609	5,609
Distributions	—	—	—	—	—	—	—	(54,388)	(54,388)
Deferred compensation shares and options	—	—	(2)	—	588	(85)	—	—	503
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	18,874	—	18,874
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	190,494	—	190,494
Redeemable Class A unit measurement adjustment	—	—	—	—	221,145	—	—	—	221,145
Noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(16,866)	2,616	(14,250)
Other	—	—	—	—	(1)	2	(1)	(8)	(8)
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amounts)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	175,999	—	—	175,999
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	20,826	20,826
Dividends on common shares ($2.12 per share)	—	—	—	—	—	(406,109)	—	—	(406,109)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(65,880)	—	—	(65,880)
Series O cumulative redeemable preferred shares issuance	12,000	291,153	—	—	—	—	—	—	291,153
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	350	14	14,562	—	—	—	14,576
Under employees' share option plan	—	—	1	—	22	—	—	—	22
Under dividend reinvestment plan	—	—	21	1	876	—	—	—	877
Contributions	—	—	—	—	—	—	—	4,052	4,052
Distributions	—	—	—	—	—	—	—	(160,975)	(160,975)
Conversion of Series A preferred shares to common shares	—	(13)	1	—	13	—	—	—	—
Deferred compensation shares and options	—	—	(4)	—	906	(114)	—	—	792
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	10,275	—	10,275
Change in fair value of interest rate swaps	—	—	—	—	—	—	51,337	—	51,337
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(76,073)	—	—	—	(76,073)
Series K cumulative redeemable preferred shares called for redemption	(12,000)	(290,967)	—	—	—	(9,033)	—	—	(300,000)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(4,048)	—	(4,048)
Other	—	(53)	—	—	(3)	(1)	1	32	(24)
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado	—	—	—	—	—	(297,005)	—	—	(297,005)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(140,438)	(140,438)
Dividends on common shares ($2.38 per share)	—	—	—	—	—	(454,939)	—	—	(454,939)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(51,739)	—	—	(51,739)
Series N cumulative redeemable preferred shares issuance	12,000	291,182	—	—	—	—	—	—	291,182
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	236	9	9,257	—	—	—	9,266
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	47	2	2,343	—	—	—	2,345
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	4,305	4,305
Distributions	—	—	—	—	—	—	—	(33,007)	(33,007)
Conversion of Series A preferred shares to common shares	(3)	(57)	4	—	57	—	—	—	—
Deferred compensation shares and options	—	—	13	1	1,305	(137)	—	—	1,169
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(14,342)	—	(14,342)
Change in fair value of interest rate swaps	—	—	—	—	—	—	(29,972)	—	(29,972)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	—	344,043	—	—	—	344,043
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	2,914	—	2,914
Other	—	—	—	—	(6,533)	(32)	6,534	1,760	1,729
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(382,612)	$207,553	$(461,845)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	526,306	432,594	417,942
Equity in net loss (income) of partially owned entities	461,351	(130,517)	329,112
Distributions of income from partially owned entities	184,501	214,521	175,246
Net gains on disposition of wholly owned and partially owned assets	(100,625)	(50,770)	(381,320)
Straight-lining of rents	(46,177)	8,644	24,404
Stock-based compensation expense	29,249	38,329	48,677
Real estate impairment losses	19,098	7,880	236,286
Change in deferred tax liability	14,005	11,243	(96)
Amortization of below-market leases, net	(5,178)	(9,249)	(16,878)
Return of capital from real estate fund investments	5,141	5,104	—
Net realized and unrealized loss (income) on real estate fund investments	2,589	(4,621)	226,107
Write-off of lease receivables deemed uncollectible	872	7,695	63,204
Defeasance cost in connection with refinancing of mortgage payable	—	23,729	—
Non-cash gain on extinguishment of 608 Fifth Avenue lease liability	—	—	(70,260)
Credit losses on loans receivable	—	—	13,369
Decrease in fair value of marketable securities	—	—	4,938
Other non-cash adjustments	3,090	(3,875)	6,835
Changes in operating assets and liabilities:
Real estate fund investments	—	(4,474)	(7,197)
Tenant and other receivables	(4,437)	(187)	(5,330)
Prepaid assets	104,186	30,466	(137,452)
Other assets	(34,615)	(54,716)	(52,832)
Accounts payable and accrued expenses	5,718	35,856	14,868
Other liabilities	16,482	(3,399)	(3,538)
Net cash provided by operating activities	798,944	761,806	424,240

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(1,066,096)	—	—
Development costs and construction in progress	(737,999)	(585,940)	(601,920)
Proceeds from maturities of U.S. Treasury bills	597,499	—	—
Proceeds from sales of real estate	373,264	100,024	—
Additions to real estate	(159,796)	(149,461)	(155,738)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	88,019	137,404	1,044,260
Distributions of capital from partially owned entities	34,417	106,005	2,389
Investments in partially owned entities	(33,172)	(14,997)	(8,959)
Acquisitions of real estate and other	(3,000)	(3,000)	(1,156)
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	—	(123,936)	—
Proceeds from repayments of loan receivables	—	1,554	—
Moynihan Train Hall expenditures	—	—	(395,051)
Proceeds from sales of marketable securities	—	—	28,375
Net cash used in investing activities	(906,864)	(532,347)	(87,800)
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,251,373)	$(1,584,243)	$(1,067,564)
Proceeds from borrowings	1,029,773	3,248,007	1,056,315
Dividends paid on common shares	(406,562)	(406,109)	(827,319)
Distributions to noncontrolling interests	(84,699)	(190,876)	(91,514)
Dividends paid on preferred shares	(62,116)	(65,880)	(64,271)
Debt issuance costs	(32,706)	(51,184)	(10,901)
Contributions from noncontrolling interests	5,609	4,052	100,094
Proceeds received from exercise of employee share options and other	885	899	5,862
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(85)	(1,567)	(137)
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(973,729)	—
Redemption of preferred shares	—	(300,000)	—
Proceeds from the issuance of preferred shares	—	291,153	291,182
Moynihan Train Hall reimbursement from Empire State Development	—	—	395,051
Net cash used in financing activities	(801,274)	(29,477)	(213,202)
Net (decrease) increase in cash and cash equivalents and restricted cash	(909,194)	199,982	123,238
Cash and cash equivalents and restricted cash at beginning of period	1,930,351	1,730,369	1,607,131
Cash and cash equivalents and restricted cash at end of period	$1,021,157	$1,930,351	$1,730,369

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,760,225	$1,624,482	$1,515,012
Restricted cash at beginning of period	170,126	105,887	92,119
Cash and cash equivalents and restricted cash at beginning of period	$1,930,351	$1,730,369	$1,607,131

Cash and cash equivalents at end of period	$889,689	$1,760,225	$1,624,482
Restricted cash at end of period	131,468	170,126	105,887
Cash and cash equivalents and restricted cash at end of period	$1,021,157	$1,930,351	$1,730,369
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $19,085, $38,320 and $40,855	$252,371	$188,587	$210,052
Cash payments for income taxes	$7,947	$9,155	$15,105

Non-Cash Information:
Additional estimated lease liability arising from the recognition of right-of-use asset	$350,000	$—	$—
Write-off of fully depreciated assets	(278,561)	(123,537)	(189,250)
Redeemable Class A unit measurement adjustment	221,145	(76,073)	344,043
Change in fair value of consolidated interest rate swaps and other	190,494	51,337	(29,972)
Accrued capital expenditures included in accounts payable and accrued expenses	104,750	291,690	117,641
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	32,604	16,014	388,280
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	—	566,013	—
Identified intangible assets	—	139,545	—
Mortgages payable	—	525,000	—
Deferred revenue	—	18,884	—
Marketable securities transferred in connection with the defeasance of mortgage payable	—	(973,729)	—
Defeasance of mortgage payable	—	950,000	—
Reclassification of assets held for sale (included in "other assets")	—	80,005	—
Decrease in assets and liabilities resulting from the deconsolidation of Moynihan Train Hall:
Real estate, net	—	—	(1,291,804)
Moynihan Train Hall Obligation	—	—	(1,291,804)
See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Vornado Realty L.P.
New York, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. and subsidiaries (the "Partnership") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2023, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
Real Estate Impairment – Refer to Notes 2, 5, 13, and 15 to the financial statements
Critical Audit Matter Description
The Partnership’s real estate properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. The Partnership also reviews its investments in partially owned entities for impairment when indications of potential impairment exist. An impairment loss for investments in partially owned entities is recorded when there is a decline in the fair value below the carrying value that is other than temporary. Fair value is determined based on estimated cash flow projections that utilize discount and capitalization rates and available market information. Preparing the Partnership’s estimated cash flow projections requires management to make significant estimates and assumptions related to future market rental rates, capitalization rates, and discount rates.
For the year ended December 31, 2022, the Partnership recognized impairment losses of $19,098,000 which are included in “Impairment losses, transaction related costs and other” and $583,212,000 which are included in “(Loss) income from partially owned entities” within the consolidated statements of income.

We identified the impairment of real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates, capitalization rates and discount rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to impairment included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of recoverability of its properties, including those over future market rental rates and capitalization rates used in the assessment.
•We tested the effectiveness of controls over management’s evaluation of impairment of its properties and investments in partially owned entities and measurement of that impairment based on discounted cash flows, including those over the future market rental rates, capitalization rates, and discount rates used in the assessment.
•We evaluated the reasonableness of future market rental rates, capitalization rates, and discount rates used by management with independent market data, focusing on geographical location and property type. In addition, we developed ranges of independent estimates of future market rental rates, capitalization rates, and discount rates and compared those to the amounts used by management.
•We involved our fair value specialists in providing comparable market transaction details to further support the future market rental rates, capitalization rates and discount rates assumptions, as applicable.
•We evaluated the reasonableness of management’s projected future cash flow analyses by comparing management’s projections to the Partnership’s historical results.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 13, 2023
We have served as the Partnership’s auditor since 1997.

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	As of December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$2,451,828	$2,540,193
Buildings and improvements	9,804,204	9,839,166
Development costs and construction in progress	933,334	718,694
Leasehold improvements and equipment	125,389	119,792
Total	13,314,755	13,217,845
Less accumulated depreciation and amortization	(3,470,991)	(3,376,347)
Real estate, net	9,843,764	9,841,498
Right-of-use assets	684,380	337,197
Cash and cash equivalents	889,689	1,760,225
Restricted cash	131,468	170,126
Investments in U.S. Treasury bills	471,962	—
Tenant and other receivables	81,170	79,661
Investments in partially owned entities	2,665,073	3,297,389
Real estate fund investments	—	7,730
220 Central Park South condominium units ready for sale	43,599	57,142
Receivable arising from the straight-lining of rents	694,972	656,318
Deferred leasing costs, net of accumulated amortization of $237,395 and $211,775	373,555	391,693
Identified intangible assets, net of accumulated amortization of $98,139 and $97,186	139,638	154,895
Other assets	474,105	512,714
	$16,493,375	$17,266,588
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,829,018	$6,053,343
Senior unsecured notes, net	1,191,832	1,189,792
Unsecured term loan, net	793,193	797,812
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	735,969	370,206
Accounts payable and accrued expenses	450,881	613,497
Deferred revenue	39,882	48,118
Deferred compensation plan	96,322	110,174
Other liabilities	268,166	304,725
Total liabilities	9,980,263	10,062,667
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,416,891 and 14,033,438 units outstanding	345,157	587,440
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	348,692	590,975
Redeemable noncontrolling interest in a consolidated subsidiary	88,040	97,708
Total redeemable noncontrolling interests	436,732	688,683
Partners' equity:
Partners' capital	9,559,341	9,333,200
Earnings less than distributions	(3,894,580)	(3,079,320)
Accumulated other comprehensive income (loss)	174,967	(17,534)
Total partners' equity	5,839,728	6,236,346
Noncontrolling interests in consolidated subsidiaries	236,652	278,892
Total equity	6,076,380	6,515,238
	$16,493,375	$17,266,588
See notes to the consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2022	2021	2020
REVENUES:
Rental revenues	$1,607,685	$1,424,531	$1,377,635
Fee and other income	192,310	164,679	150,316
Total revenues	1,799,995	1,589,210	1,527,951
EXPENSES:
Operating	(873,911)	(797,315)	(789,066)
Depreciation and amortization	(504,502)	(412,347)	(399,695)
General and administrative	(133,731)	(134,545)	(181,509)
Benefit (expense) from deferred compensation plan liability	9,617	(9,847)	(6,443)
Impairment losses, transaction related costs and other	(31,722)	(13,815)	(174,027)
Total expenses	(1,534,249)	(1,367,869)	(1,550,740)

(Loss) income from partially owned entities	(461,351)	130,517	(329,112)
Income (loss) from real estate fund investments	3,541	11,066	(226,327)
Interest and other investment income (loss), net	19,869	4,612	(5,499)
(Loss) income from deferred compensation plan assets	(9,617)	9,847	6,443
Interest and debt expense	(279,765)	(231,096)	(229,251)
Net gains on disposition of wholly owned and partially owned assets	100,625	50,770	381,320
(Loss) income before income taxes	(360,952)	197,057	(425,215)
Income tax (expense) benefit	(21,660)	10,496	(36,630)
Net (loss) income	(382,612)	207,553	(461,845)
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	5,737	(24,014)	139,894
Net (loss) income attributable to Vornado Realty L.P.	(376,875)	183,539	(321,951)
Preferred unit distributions	(62,231)	(66,035)	(51,904)
Series K preferred unit issuance costs	—	(9,033)	—
NET (LOSS) INCOME attributable to Class A unitholders	$(439,106)	$108,471	$(373,855)

(LOSS) INCOME PER CLASS A UNIT - BASIC:
Net (loss) income per Class A unit	$(2.15)	$0.52	$(1.86)
Weighted average units outstanding	205,315	204,728	203,503

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(2.15)	$0.51	$(1.86)
Weighted average units outstanding	205,315	205,644	203,503
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(382,612)	$207,553	$(461,845)
Other comprehensive income (loss):
Change in fair value of interest rate swaps and other	190,493	51,338	(29,971)
Other comprehensive income (loss) of nonconsolidated subsidiaries	18,874	10,275	(14,342)
Comprehensive (loss) income	(173,245)	269,166	(506,158)
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	3,121	(24,014)	139,894
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(170,124)	$245,152	$(366,264)
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(376,875)	—	—	(376,875)
Net loss attributable to redeemable partnership units	—	—	—	—	30,376	—	—	30,376
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	3,931	3,931
Distributions to Vornado ($2.12 per unit)	—	—	—	—	(406,562)	—	—	(406,562)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(62,116)	—	—	(62,116)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	117	3,524	—	—	—	3,524
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	28	878	—	—	—	878
Contributions	—	—	—	—	—	—	5,609	5,609
Distributions	—	—	—	—	—	—	(54,388)	(54,388)
Deferred compensation units and options	—	—	(2)	588	(85)	—	—	503
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	18,874	—	18,874
Change in fair value of interest rate swaps and other	—	—	—	—	—	190,494	—	190,494
Redeemable Class A unit measurement adjustment	—	—	—	221,145	—	—	—	221,145
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(16,866)	2,616	(14,250)
Other	—	—	—	(1)	2	(1)	(8)	(8)
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amounts)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Loss		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	183,539	—	—	183,539
Net income attributable to redeemable partnership units	—	—	—	—	(7,540)	—	—	(7,540)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	20,826	20,826
Distributions to Vornado ($2.12 per unit)	—	—	—	—	(406,109)	—	—	(406,109)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(65,880)	—	—	(65,880)
Series O cumulative redeemable preferred units issuance	12,000	291,153	—	—	—	—	—	291,153
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	350	14,576	—	—	—	14,576
Under Vornado's employees' share option plan	—	—	1	22	—	—	—	22
Under Vornado's dividend reinvestment plan	—	—	21	877	—	—	—	877
Contributions	—	—	—	—	—	—	4,052	4,052
Distributions	—	—	—	—	—	—	(160,975)	(160,975)
Conversion of Series A preferred units to Class A units	—	(13)	1	13	—	—	—	—
Deferred compensation units and options	—	—	(4)	906	(114)	—	—	792
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	10,275	—	10,275
Change in fair value of interest rate swaps	—	—	—	—	—	51,337	—	51,337
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(76,073)	—	—	—	(76,073)
Series K cumulative redeemable preferred units called for redemption	(12,000)	(290,967)	—	—	(9,033)	—	—	(300,000)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(4,048)	—	(4,048)
Other	—	(53)	—	(3)	(1)	1	32	(24)
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Loss		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(321,951)	—	—	(321,951)
Net loss attributable to redeemable partnership units	—	—	—	—	24,946	—	—	24,946
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(140,438)	(140,438)
Distributions to Vornado ($2.38 per unit)	—	—	—	—	(454,939)	—	—	(454,939)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(51,739)	—	—	(51,739)
Series N cumulative redeemable preferred units issuance	12,000	291,182	—	—	—	—	—	291,182
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	236	9,266	—	—	—	9,266
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	47	2,345	—	—	—	2,345
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	4,305	4,305
Distributions	—	—	—	—	—	—	(33,007)	(33,007)
Conversion of Series A preferred units to Class A units	(3)	(57)	4	57	—	—	—	—
Deferred compensation units and options	—	—	13	1,306	(137)	—	—	1,169
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(14,342)	—	(14,342)
Change in fair value of interest rate swaps	—	—	—	—	—	(29,972)	—	(29,972)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	344,043	—	—	—	344,043
Redeemable partnership units' share of above adjustments	—	—	—	—	—	2,914	—	2,914
Other	—	—	—	(6,533)	(32)	6,534	1,760	1,729
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(382,612)	$207,553	$(461,845)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	526,306	432,594	417,942
Equity in net loss (income) of partially owned entities	461,351	(130,517)	329,112
Distributions of income from partially owned entities	184,501	214,521	175,246
Net gains on disposition of wholly owned and partially owned assets	(100,625)	(50,770)	(381,320)
Straight-lining of rents	(46,177)	8,644	24,404
Stock-based compensation expense	29,249	38,329	48,677
Real estate impairment losses	19,098	7,880	236,286
Change in deferred tax liability	14,005	11,243	(96)
Amortization of below-market leases, net	(5,178)	(9,249)	(16,878)
Return of capital from real estate fund investments	5,141	5,104	—
Net realized and unrealized loss (income) on real estate fund investments	2,589	(4,621)	226,107
Write-off of lease receivables deemed uncollectible	872	7,695	63,204
Defeasance cost in connection with refinancing of mortgage payable	—	23,729	—
Non-cash gain on extinguishment of 608 Fifth Avenue lease liability	—	—	(70,260)
Credit losses on loans receivable	—	—	13,369
Decrease in fair value of marketable securities	—	—	4,938
Other non-cash adjustments	3,090	(3,875)	6,835
Changes in operating assets and liabilities:
Real estate fund investments	—	(4,474)	(7,197)
Tenant and other receivables	(4,437)	(187)	(5,330)
Prepaid assets	104,186	30,466	(137,452)
Other assets	(34,615)	(54,716)	(52,832)
Accounts payable and accrued expenses	5,718	35,856	14,868
Other liabilities	16,482	(3,399)	(3,538)
Net cash provided by operating activities	798,944	761,806	424,240

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(1,066,096)	—	—
Development costs and construction in progress	(737,999)	(585,940)	(601,920)
Proceeds from maturities of U.S. Treasury bills	597,499	—	—
Proceeds from sales of real estate	373,264	100,024	—
Additions to real estate	(159,796)	(149,461)	(155,738)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	88,019	137,404	1,044,260
Distributions of capital from partially owned entities	34,417	106,005	2,389
Investments in partially owned entities	(33,172)	(14,997)	(8,959)
Acquisitions of real estate and other	(3,000)	(3,000)	(1,156)
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	—	(123,936)	—
Proceeds from repayments of loan receivables	—	1,554	—
Moynihan Train Hall expenditures	—	—	(395,051)
Proceeds from sales of marketable securities	—	—	28,375
Net cash used in investing activities	(906,864)	(532,347)	(87,800)
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,251,373)	$(1,584,243)	$(1,067,564)
Proceeds from borrowings	1,029,773	3,248,007	1,056,315
Distributions to Vornado	(406,562)	(406,109)	(827,319)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(84,699)	(190,876)	(91,514)
Distributions to preferred unitholders	(62,116)	(65,880)	(64,271)
Debt issuance costs	(32,706)	(51,184)	(10,901)
Contributions from noncontrolling interests in consolidated subsidiaries	5,609	4,052	100,094
Proceeds received from exercise of Vornado stock options and other	885	899	5,862
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(85)	(1,567)	(137)
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(973,729)	—
Redemption of preferred units	—	(300,000)	—
Proceeds from the issuance of preferred units	—	291,153	291,182
Moynihan Train Hall reimbursement from Empire State Development	—	—	395,051
Net cash used in financing activities	(801,274)	(29,477)	(213,202)
Net (decrease) increase in cash and cash equivalents and restricted cash	(909,194)	199,982	123,238
Cash and cash equivalents and restricted cash at beginning of period	1,930,351	1,730,369	1,607,131
Cash and cash equivalents and restricted cash at end of period	$1,021,157	$1,930,351	$1,730,369

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,760,225	$1,624,482	$1,515,012
Restricted cash at beginning of period	170,126	105,887	92,119
Cash and cash equivalents and restricted cash at beginning of period	$1,930,351	$1,730,369	$1,607,131

Cash and cash equivalents at end of period	$889,689	$1,760,225	$1,624,482
Restricted cash at end of period	131,468	170,126	105,887
Cash and cash equivalents and restricted cash at end of period	$1,021,157	$1,930,351	$1,730,369
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $19,085, $38,320 and $40,855	$252,371	$188,587	$210,052
Cash payments for income taxes	$7,947	$9,155	$15,105

Non-Cash Information:
Additional estimated lease liability arising from the recognition of right-of-use asset	$350,000	$—	$—
Write-off of fully depreciated assets	(278,561)	(123,537)	(189,250)
Redeemable Class A unit measurement adjustment	221,145	(76,073)	344,043
Change in fair value of consolidated interest rate swaps and other	190,494	51,337	(29,972)
Accrued capital expenditures included in accounts payable and accrued expenses	104,750	291,690	117,641
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	32,604	16,014	388,280
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	—	566,013	—
Identified intangible assets	—	139,545	—
Mortgages payable	—	525,000	—
Deferred revenue	—	18,884	—
Marketable securities transferred in connection with the defeasance of mortgage payable	—	(973,729)	—
Defeasance of mortgage payable	—	950,000	—
Reclassification of assets held for sale (included in "other assets")	—	80,005	—
Decrease in assets and liabilities resulting from the deconsolidation of Moynihan Train Hall:	—	—	—
Real estate, net	—	—	(1,291,804)
Moynihan Train Hall Obligation	—	—	(1,291,804)
See notes to consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 92% of the common limited partnership interest in the Operating Partnership as of December 31, 2022. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We currently own all or portions of:
New York:
•62 Manhattan operating properties consisting of:
•19.9 million square feet of office space in 30 of the properties;
•2.6 million square feet of street retail space in 56 of the properties;
•1,664 units in six Manhattan residential properties;
•Multiple development sites, including 350 Park Avenue and the Hotel Pennsylvania site;
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
Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 establishing Accounting Standards Codification ("ASC") Topic 848, Reference Rate Reform, and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, "ASC 848"). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on the Company’s consolidated financial statements for the year ended December 31, 2022. We continue to evaluate the impact of ASC 848 and may apply other elections as applicable as additional changes in the market occur.

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
In July 2021, the FASB issued an update ("ASU 2021-05") Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases ("ASC 842"). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We adopted this update effective January 1, 2022 which did not have an impact on our consolidated financial statements and disclosures.
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
Our properties, including any related right-of-use ("ROU") assets and intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on information available at the time the analyses are prepared. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future rental revenues, operating expenses, capital expenditures, discount rates and capitalization rates which could differ materially from actual results.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.     Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Partially Owned Entities: We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider (i) whether the entity is a variable interest entity (“VIE”) in which we are the primary beneficiary or (ii) whether the entity is a voting interest entity in which we have a majority of the voting interests of the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control a partially owned entity if the approval of all of the partners/members is contractually required with respect to decisions that most significantly impact the performance of the partially owned entity. This includes decisions regarding operating/capital budgets, and the placement of new or additional financing secured by the assets of the venture, among others. We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Equity investments that do not qualify for consolidation or equity method accounting are recorded at fair value in accordance with ASC Topic 321, Investments-Equity Securities ("ASC 321") or, if fair value is not readily determinable, are initially recognized at cost and subsequently remeasured if there is an orderly transaction in an identical or similar investment of the same issuer or if the investment is impaired.
Investments in unconsolidated partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded when there is a decline in the fair value of an investment below its carrying value and we conclude that the decline is other-than-temporary during our intended holding period. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on information available at the time the analyses are prepared. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future rental revenues, operating expenses, capital expenditures, discount rates and capitalization rates which could differ materially from actual results.
220 Central Park South Condominium Units Ready For Sale: Our 220 Central Park South (“220 CPS”) residential condominium units are reclassified from “development costs and construction in progress” to “220 Central Park South condominium units ready for sale” upon receipt of the unit’s temporary certificate of occupancy. These units are substantially complete and ready for sale. Each unit is carried at the lower of its carrying amount or fair value less costs to sell. We have used the relative sales value method to allocate costs to individual condominium units. GAAP income is recognized when legal title transfers upon closing of the condominium unit sales and is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. As of December 31, 2022 and 2021, none of the 220 CPS condominium units ready for sale had a carrying value that exceeded fair value.
Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value due to their short-term maturities. The majority of our cash and cash equivalents consists of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit and (ii) Certificate of Deposits placed through an Account Registry Service.
Restricted Cash: Restricted cash consists of security deposits, cash restricted for the purposes of facilitating a Section 1031 Like-Kind exchange, cash restricted in connection with our deferred compensation plan and cash escrowed under loan agreements, including for debt service, real estate taxes, property insurance and capital improvements.
Investments in U.S. Treasury Bills: Treasury bills are short-term debt obligations with maturities of one year or less issued by the U.S. Treasury Department and backed by the U.S. Government. Treasury bills yield no interest, but are issued at a discount to the redemption price. We classify our investments in U.S. Treasury bills as available-for-sale debt investments. We use quoted market prices to determine the fair value of our investments in U.S. Treasury bills.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.     Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Revenue Recognition:
•Rental revenues include revenues from the leasing of space at our properties to tenants, trade shows, tenant services and parking garage revenues.
•Revenues from the leasing of space at our properties to tenants include (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.
•Revenues from fixed lease payments for operating leases are recognized on a straight-line basis over the non-cancelable term of the lease, together with renewal options that are reasonably certain of being exercised. We commence revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use.
•Revenues derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred.
•We recognize amortization of acquired below-market leases as an increase to rental revenues and amortization of acquired above-market leases as a decrease to rental revenues over the term of the lease (see Note 8 - Identified Intangible Assets and Liabilities).
•Revenues from the operation of trade shows at our properties, primarily derived from booth rentals, are recognized when the trade show booths are made available for use by the exhibitors, in accordance with ASC 842.
•Revenues derived from sub-metered electric, elevator, trash removal and other services provided to our tenants at their request are recognized as the services are transferred in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").
•Revenues derived from the operations of our parking facilities, which charge hourly or monthly fees to provide parking services to customers, are recognized as the services are transferred in accordance with ASC 606.
•We classify revenues derived from management, leasing and other contractual agreements (including BMS cleaning, engineering and security services) with third parties or with partially owned entities as “fee and other income” and recognize revenue as the services are transferred in accordance with ASC 606.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.     Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Income Taxes: Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its REIT taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2022 were characterized, for federal income tax purposes, as ordinary income under Section 199A of the Internal Revenue Code. Dividends distributed for the year ended December 31, 2021 were characterized for federal income tax purposes as 84.2% ordinary income under Section 199A of the Internal Revenue Code and 15.8% qualified dividend income (taxed as long-term capital gain). Dividends distributed for the year ended December 31, 2020 were characterized for federal income tax purposes as ordinary income under Section 199A of the Internal Revenue Code.
We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. The Farley Building and our 220 CPS condominium project are held through taxable REIT subsidiaries.
As of December 31, 2022 and 2021, our taxable REIT subsidiaries had deferred tax assets, net of valuation allowances, of $7,944,000 and $8,582,000, respectively, which are included in “other assets” on our consolidated balance sheets. As of December 31, 2022 and 2021, our taxable REIT subsidiaries had deferred tax liabilities of $54,597,000 and $40,591,000, respectively, which are included in "other liabilities" on our consolidated balance sheets. The deferred tax assets relate to net operating loss carry forwards and temporary differences between the book and tax basis of our assets. The deferred tax liabilities relate to temporary differences between the book and tax basis of our assets.
As of December 31, 2022, our taxable REIT subsidiaries have an estimated $166,000,000 of federal net operating loss ("NOL") carryforwards and $208,000,000 of state and local NOL carryforwards, which are reduced by valuation allowances of $145,000,000 for federal NOL carryforwards and $186,000,000 for state and local NOL carryforwards. The NOL carryforwards are subject to certain limitations.
For the year ended December 31, 2022, we recognized $21,660,000 of income tax expense based on a negative effective tax rate of approximately 6.0%. For the years ended December 31, 2021 and 2020, we recognized $10,496,000 of income tax benefit and $36,630,000 of income tax expense, based on negative effective tax rates of approximately 5.3% and 8.6%, respectively. Income tax (expense) benefit recorded in each of the years primarily relates to our consolidated taxable REIT subsidiaries, and certain state, local, and franchise taxes. The year ended December 31, 2022 included $13,665,000 of income tax expense resulting from book to tax differences (primarily straight-line rent adjustments and depreciation) on our investment in The Farley Building and $6,016,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2021 included $27,910,000 of income tax benefit recognized by our taxable REIT subsidiaries, $10,868,000 of income tax expense resulting from book to tax differences (primarily straight-line rent adjustments and depreciation) on our investment in The Farley Building and $5,711,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2020 included $49,221,000 of income tax expense recognized on the sale of 220 CPS condominium units. The Company has no uncertain tax positions recognized as of December 31, 2022 and 2021.
The Operating Partnership’s partners are required to report their respective share of taxable income on their individual tax returns.
The estimated taxable income attributable to Vornado common shareholders (unaudited) for the years ended December 31, 2022, 2021 and 2020 was approximately $398,644,000, $413,026,000, and $419,812,000, respectively. The book to tax differences between net (loss) income and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gain or loss from the sale of real estate and other capital transactions, impairment losses, straight-line rent adjustments, stock option expense and repairs expense related to the tangible property regulations.
 The net basis of Vornado’s assets and liabilities for tax reporting purposes is approximately $1.6 billion lower than the amounts reported in Vornado’s consolidated balance sheet as of December 31, 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the years ended December 31, 2022, 2021 and 2020 is set forth in Note 23 - Segment Information.

(Amounts in thousands)	For the Year Ended December 31, 2022
	Total	New York	Other
Property rentals	$1,510,648	$1,230,851	$279,797
Trade shows(1)	32,669	—	32,669
Lease revenues(2)	1,543,317	1,230,851	312,466
Tenant services	45,211	33,351	11,860
Parking revenues	19,157	15,979	3,178
Rental revenues	1,607,685	1,280,181	327,504
BMS cleaning fees	137,673	146,530	(8,857)	(3)
Management and leasing fees	11,039	11,645	(606)
Other income	43,598	11,086	32,512
Fee and other income	192,310	169,261	23,049
Total revenues	$1,799,995	$1,449,442	$350,553
____________________
See notes on following page.

(Amounts in thousands)	For the Year Ended December 31, 2021
	Total	New York	Other
Property rentals	$1,354,209	$1,071,816	$282,393
Trade shows(1)	19,482	—	19,482
Lease revenues(2)	1,373,691	1,071,816	301,875
Tenant services	37,449	26,048	11,401
Parking revenues	13,391	11,370	2,021
Rental revenues	1,424,531	1,109,234	315,297
BMS cleaning fees	119,780	126,891	(7,111)	(3)
Management and leasing fees	11,725	12,177	(452)
Other income	33,174	9,297	23,877
Fee and other income	164,679	148,365	16,314
Total revenues	$1,589,210	$1,257,599	$331,611
____________________
See notes on following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Revenue Recognition - continued

(Amounts in thousands)	For the Year Ended December 31, 2020
	Total	New York	Other
Property rentals	$1,323,347	$1,051,009	$272,338
Hotel Pennsylvania(4)	8,741	8,741	—
Trade shows(1)	11,303	—	11,303
Lease revenues(2)	1,343,391	1,059,750	283,641
Tenant services	34,244	23,750	10,494
Rental revenues	1,377,635	1,083,500	294,135
BMS cleaning fees	105,536	112,112	(6,576)	(3)
Management and leasing fees	19,416	19,508	(92)
Other income	25,364	6,628	18,736
Fee and other income	150,316	138,248	12,068
Total revenues	$1,527,951	$1,221,748	$306,203
________________________________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(2)The components of lease revenues were as follows:

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Fixed billings	$1,376,527	$1,277,645	$1,292,174
Variable billings	122,947	108,850	126,907
Total contractual operating lease billings	1,499,474	1,386,495	1,419,081
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	44,715	(5,109)	(12,486)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(872)	(7,695)	(63,204)
Lease revenues	$1,543,317	$1,373,691	$1,343,391
(3)Represents the elimination of BMS cleaning fees related to theMART and 555 California Street which are included as income in the New York segment.
(4)We permanently closed the Hotel Pennsylvania on April 5, 2021 and plan to develop an office tower on the site.
4.     Real Estate Fund Investments
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. The Fund had an initial eight-year term ending February 2019, which has been extended to December 2023, by which time the Fund intends to dispose of its remaining investments and wind down its business. The Fund's three-year investment period ended in July 2013. The Fund is accounted for under ASC Topic 946, Financial Services – Investment Companies (“ASC 946”) and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings. We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.3% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. Through our interests in the Fund and the Crowne Plaza Joint Venture, in total we own an indirect, minority 32.8% interest in the Crowne Plaza Times Square Hotel. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. As of December 31, 2022, our total investment in the Crowne Plaza Times Square Hotel had a carrying value of zero on our consolidated balance sheet. On June 9, 2020, the Fund and the Crowne Plaza Joint Venture (collectively, the “Crowne Plaza Co-Investors”) defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.     Real Estate Fund Investments - continued
In 2021, the mezzanine lender to the Crowne Plaza Co-Investors exercised its right under the loan documents and appointed an independent director to certain subsidiaries of the Crowne Plaza Co-Investors. Since then, neither we nor the Fund control Crowne Plaza Times Square Hotel nor have we or the Fund been involved in making any operating decisions relating to Crowne Plaza Times Square Hotel. In December 2022, the Fund entered into a Restructuring Support Agreement with certain subsidiaries and the lender of the loan on the Crowne Plaza Times Square Hotel, pursuant to which the independent director caused the subsidiaries to enter into a Chapter 11 bankruptcy restructuring process and the Fund agreed to work consensually with such subsidiaries and the lender to effectuate a transfer of ownership of the hotel property through a court supervised auction process, or an equitization of the secured loans held by the lender. We expect that, following the Chapter 11 restructuring, neither we nor the Fund will have any continuing ownership or other interest in the property and neither we nor the Fund will receive any proceeds or have any liability as a result of the restructuring.
On May 20, 2022, 1100 Lincoln Road was conveyed to the lender pursuant to a deed-in-lieu of foreclosure agreement in exchange for a $5,672,000 payment to the Fund. From the inception of this investment through its disposition, the Fund realized a $54,255,000 net loss.
As of December 31, 2022, we had two real estate fund investments through the Fund and the Crowne Plaza Joint Venture carried at zero on our consolidated balance sheet, $276,390,000 below cost, and had remaining unfunded commitments of $28,465,000, of which our share was $8,849,000. As of December 31, 2021, we had three real estate fund investments with an aggregate fair value of $7,730,000.
Below is a summary of income (loss) from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Previously recorded unrealized loss on exited investments	$59,396	$—	$—
Realized (loss) income on exited investments	(54,255)	1,364	—
Net unrealized (loss) income on held investments	(7,730)	3,257	(226,107)
Net investment income (loss)	6,130	6,445	(220)
Income (loss) from real estate fund investments	3,541	11,066	(226,327)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(1,870)	(7,309)	163,213
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$1,671	$3,757	$(63,114)
The table below summarizes the changes in the fair value of the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
Beginning balance	$7,730	$3,739
Previously recorded unrealized loss on exited investments	59,396	—
Realized (loss) income on exited investments	(54,255)	1,364
Net unrealized (loss) income on held investments	(7,730)	3,257
Dispositions	(5,141)	(5,104)
Purchases/additional fundings	—	4,474
Ending balance	$—	$7,730

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of December 31, 2022, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
We also own $1.828 billion of preferred equity security interests in certain of the properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
Fifth Avenue and Times Square JV was formed in April 2019, when we contributed our interests in the Properties to the joint venture and transferred a 48.5% common interest in the joint venture to the Investors (the “Transaction”). The Transaction valued the Properties at $5.556 billion, resulting in a $2.571 billion net gain, before noncontrolling interests of $11,945,000, including a gain related to the step up in our basis of the retained portion of the assets to fair value. During 2020, Manhattan street retail suffered negative market conditions, which was further stressed by the COVID-19 pandemic, resulting in our recognition of other-than-temporary impairment losses of $413,349,000, before noncontrolling interests of $4,289,000, for the year ended December 31, 2020. While the Manhattan street retail market has since stabilized, the recovery of rental rates is likely to be further elongated and stabilize at lower levels than previously expected. These factors have resulted in a further decline in the value of our investment, which we determined was other-than-temporary based on our inability to forecast a recovery over our anticipated holding period. Accordingly, we recognized an impairment loss of $489,859,000, before noncontrolling interests of $6,822,000, for the year ended December 31, 2022 which is included in “(loss) income from partially owned entities” on our consolidated statements of income. In determining the fair value of our investment, we considered, among other factors, a discounted cash flow analysis based upon market conditions and expectations of growth.
As of December 31, 2022, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $864,317,000, the basis difference primarily resulting from the non-cash impairment losses discussed above. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Retail Services LLC, and exclusively provide leasing services for the office space. We recognized property management fee income, included in "fee and other income" on our consolidated statements of income, of $4,397,000, $4,297,000 and $3,982,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. We recognized income for these services, included in "fee and other income" on our consolidated statements of income, of $4,571,000, $3,993,000 and $3,595,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
We believe, based on comparable fees charged by other real estate companies, that the fees described above are consistent with the market.
On April 18, 2022, we received a $13,613,000 refund of New York City real property transfer tax that we previously paid in connection with the transfer of the Properties to Fifth Avenue and Times Square JV in April 2019. The receipt of the refund was recognized in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the year ended December 31, 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Investments in Partially Owned Entities - continued
Fifth Avenue and Times Square JV - continued
On December 21, 2022, the 697-703 Fifth Avenue $450,000,000 non-recourse mortgage loan matured and was not repaid, at which time the lenders declared an event of default. During December 2022, $29,000,000 of property-level funds were applied by the lenders against the principal balance resulting in a $421,000,000 loan balance as of December 31, 2022. The loan bears default interest at the Prime Rate plus 1.00% (8.50% as of December 31, 2022). The Fifth Avenue and Times Square JV is in negotiations with the lenders regarding a restructuring but there can be no assurance as to the timing and ultimate resolution of these negotiations.
Alexander’s, Inc
As of December 31, 2022, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of December 31, 2022 and 2021, Alexander’s owed us an aggregate of $801,000 and $879,000, respectively, pursuant to such agreements.
As of December 31, 2022, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s December 31, 2022 closing share price of $220.06, was $363,994,000, or $276,198,000 in excess of the carrying amount on our consolidated balance sheet. As of December 31, 2022, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $29,972,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
Management, Development, Leasing and Other Agreements
We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $354,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. In addition, we are entitled to a development fee of 6% of development costs, as defined.
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
BMS, our wholly-owned subsidiary, supervises (i) cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property and (ii) security services at Alexander’s Rego Park I, Rego Park II properties and The Alexander apartment tower. During the years ended December 31, 2022, 2021 and 2020, we recognized $4,601,000, $4,234,000 and $3,613,000 of income, respectively, for these services.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.     Investments in Partially Owned Entities – continued
Below is a schedule of our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2022	Balance as of December 31,
		2022	2021
Investments:
Fifth Avenue and Times Square JV (see page 89 for details)	51.5%	$2,272,320	$2,770,633
Partially owned office buildings/land(1)	Various	182,180	299,101
Alexander’s (see page 90 for details)	32.4%	87,796	91,405
Other investments(2)	Various	122,777	136,250
		$2,665,073	$3,297,389
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(65,522)	$(60,918)
85 Tenth Avenue	49.9%	(16,006)	(18,067)
		$(81,528)	$(78,985)
________________________________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue (balance reduced to zero in 2022), 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.
Below is a schedule of (loss) income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2022	For the Year Ended December 31,
		2022	2021	2020
Our share of net (loss) income:
Fifth Avenue and Times Square JV (see page 89 for details)
Non-cash impairment loss	51.5%	$(489,859)	$—	$(413,349)
Equity in net income(1)		55,248	47,144	21,063
Return on preferred equity, net of our share of the expense		37,416	37,416	37,357
		(397,195)	84,560	(354,929)

Alexander's (see page 90 for details):
Equity in net income(2)	32.4%	18,439	20,116	13,326
Net gain on sale of land		—	14,576	—
Management, leasing and development fees		4,534	5,429	5,309
		22,973	40,121	18,635

Partially owned office buildings(3)	Various	(110,261)	6,384	11,943

Other investments(4)	Various	23,132	(548)	(4,761)

		$(461,351)	$130,517	$(329,112)
________________________________________
(1)Our share of depreciation and amortization expense in 2022 and 2021 was reduced compared to 2020 primarily due to non-cash impairment losses recognized in 2020.
(2)2020 includes our $4,846 share of write-offs of lease receivables deemed uncollectible.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others. 2022 includes a $93,353 impairment loss on our investment in 650 Madison Avenue.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others. 2022 includes $17,185 of net gains from dispositions of two investments.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.     Investments in Partially Owned Entities - continued
Below is a summary of the debt of our partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2022	Maturity	Weighted Average Interest Rate at December 31, 2022(1)	100% Partially Owned Entities’ Debt(2) at December 31,
				2022	2021
Mortgages Payable:
Partially owned office buildings(3)	Various	2023-2029	4.82%	$3,288,977	$3,297,999
Alexander's	32.4%	2024-2027	4.12%	1,096,544	1,096,544
Fifth Avenue and Times Square JV(4)	51.5%	2022-2024	5.55%	921,000	950,000
Other(5)	Various	2023-2032	5.14%	1,377,492	1,342,162
________________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)All amounts are non-recourse to us except (i) the $500,000 mortgage loan on 640 Fifth Avenue, included in the Fifth Avenue and Times Square JV, and (ii) the $300,000 mortgage loan on 7 West 34th Street.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes the 697-703 Fifth Avenue mortgage loan which was not repaid upon its December 2022 maturity, resulting in an event of default. See page 90 for details.
(5)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,697,226,000 and $2,699,405,000 as of December 31, 2022 and 2021, respectively.
Summary of Condensed Combined Financial Information
The following is a summary of condensed combined financial information for all of our partially owned entities.

(Amounts in thousands)	As of December 31,
	2022	2021
Balance Sheet:
Assets	$12,012,000	$12,689,000
Liabilities	7,519,000	7,553,000
Noncontrolling interests	2,095,000	2,069,000
Equity	2,398,000	3,067,000

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Income Statement:
Total revenue	$1,189,000	$1,184,000	$1,163,000
Net (loss) income	(404,000)	190,000	45,000
Net (loss) income attributable to the entities	(483,000)	114,000	(33,000)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.     220 Central Park South
During the year ended December 31, 2022, we closed on the sale of three condominium units and ancillary amenities at 220 CPS for net proceeds of $88,019,000 resulting in a financial statement net gain of $41,874,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $6,016,000 of income tax expense was recognized on our consolidated statements of income. From inception to December 31, 2022, we have closed on the sale of 109 units and ancillary amenities for net proceeds of $3,094,915,000 resulting in financial statement net gains of $1,159,129,000. As of December 31, 2022, we are 97% sold.
7.    Dispositions
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
484-486 Broadway
On December 15, 2022, we sold 484-486 Broadway, a 30,000 square foot retail and residential building for $23,520,000, and realized net proceeds of $22,430,000. In connection with the sale, we recognized a net gain of $2,919,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.
40 Fulton Street
On December 21, 2022, we sold 40 Fulton Street, a 251,000 square foot Manhattan office and retail building, for $101,000,000, and realized net proceeds of $96,566,000. In connection with the sale, we recognized a net gain of $31,876,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.     Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of December 31,
	2022	2021
Identified intangible assets:
Gross amount	$237,777	$252,081
Accumulated amortization	(98,139)	(97,186)
Total, net	$139,638	$154,895
Identified intangible liabilities (included in deferred revenue):
Gross amount	$244,396	$256,065
Accumulated amortization	(208,592)	(212,245)
Total, net	$35,804	$43,820
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $5,178,000, $9,249,000 and $16,878,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2023 is below:

(Amounts in thousands)
2023	$5,471
2024	2,352
2025	941
2026	299
2027	(148)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $10,516,000, $7,330,000 and $6,507,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2023 is below:

(Amounts in thousands)
2023	$7,948
2024	7,128
2025	6,077
2026	5,884
2027	5,449

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.     Debt
Secured Debt
On June 15, 2022, we completed a $480,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot building comprised of 859,000 square feet of office space and 255,000 square feet of retail space. The interest-only loan bears a rate of SOFR plus 1.65% (5.96% as of December 31, 2022) through March 2024, increasing to SOFR plus 1.85% thereafter. The interest rate on the loan was swapped to a fixed rate of 5.06% through March 2024, and 5.26% through June 2027. The loan matures in June 2027, with two one-year extension options subject to debt service coverage ratio and loan-to-value tests. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.55% and was scheduled to mature in April 2024.
On June 28, 2022, we completed a $700,000,000 refinancing of 770 Broadway, a 1.2 million square foot Class A Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.25% (6.48% as of December 31, 2022) and matures in July 2024 with three one-year extension options (July 2027 as fully extended). The interest rate on the loan was swapped to a fixed rate of 4.98% through July 2027. The loan replaces the previous $700,000,000 loan that bore interest at SOFR plus 1.86% and was scheduled to mature in July 2022.
Unsecured Revolving Credit Facility
On June 30, 2022, we amended and extended one of our two revolving credit facilities. The $1.25 billion amended facility bears interest at a rate of SOFR plus 1.15% (5.47% as of December 31, 2022). The term of the facility was extended from March 2024 to December 2027, as fully extended. The facility fee is 25 basis points. On August 16, 2022, the interest rate on the $575,000,000 drawn on the facility was swapped to a fixed interest rate of 3.88% through August 2027. Our other $1.25 billion revolving credit facility matures in April 2026, as fully extended, and bears a rate of SOFR plus 1.19% with a facility fee of 25 basis points.
Unsecured Term Loan
On June 30, 2022, we extended our $800,000,000 unsecured term loan from February 2024 to December 2027. The extended loan bears interest at a rate of SOFR plus 1.30% (5.62% as of December 31, 2022) and is currently swapped to a fixed rate of 4.05%.
Interest Rate Hedging Activities
We entered into the following interest rate swap arrangements during the year ended December 31, 2022. See Note 13 - Fair Value Measurements for further information on our consolidated hedging instruments.

(Amounts in thousands)	Notional Amount	All-In Swapped Rate	Swap Expiration Date	Variable Rate Spread
770 Broadway mortgage loan	$700,000	4.98%	07/27	S+225
Unsecured revolving credit facility	575,000	3.88%	08/27	S+115
Unsecured term loan(1)(2)	50,000	4.04%	08/27	S+130
Unsecured term loan (effective 10/23)(2)	500,000	4.39%	10/26	S+130
100 West 33rd Street mortgage loan	480,000	5.06%	06/27	S+165
888 Seventh Avenue mortgage loan(3)	200,000	4.76%	09/27	S+180
________________________________________
(1)Together with the existing $750,000 interest rate swap arrangement expiring October 2023, the $800,000 unsecured term loan balance currently bears interest at a fixed rate of 4.05%.
(2)On February 7, 2023, we entered into a forward interest rate swap arrangement for $150,000 of the $800,000 unsecured term loan, effective October 2023 and expiring July 2025.
(3)The remaining $77,800 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.     Debt - continued
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at December 31, 2022(1)	Balance as of December 31,
		2022	2021
Mortgages Payable:
Fixed rate	3.63%	$3,570,000	$2,190,000
Variable rate(2)	5.67%	2,307,615	3,909,215
Total	4.43%	5,877,615	6,099,215
Deferred financing costs, net and other		(48,597)	(45,872)
Total, net		$5,829,018	$6,053,343
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(8,168)	(10,208)
Senior unsecured notes, net		1,191,832	1,189,792

Unsecured term loan	4.05%	800,000	800,000
Deferred financing costs, net and other		(6,807)	(2,188)
Unsecured term loan, net		793,193	797,812

Unsecured revolving credit facilities	3.88%	575,000	575,000

Total, net		$2,560,025	$2,562,604
________________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)As of December 31, 2022, our variable rate debt is subject to interest rate cap arrangements with a total notional amount of $1,649,120. The interest rate cap arrangements have a weighted average strike rate of 4.14% and a weighted average remaining term of nine months. These amounts exclude the forward cap we entered into in December 2022 for the $525,000 One Park Avenue mortgage loan effective upon the March 2023 expiration of the existing cap. The forward cap has a SOFR strike rate of 3.89% and expires in March 2024.
The net carrying amount of properties collateralizing the above indebtedness amounted to $5.6 billion as of December 31, 2022.
As of December 31, 2022, the principal maturities of mortgages payable and unsecured debt, including as-of-right extension options, for the next five years and thereafter are as follows:

(Amounts in thousands)	Mortgages Payable	Unsecured Debt
Year Ended December 31,
2023	$21,600	$—
2024	396,415	—
2025	854,600	450,000
2026	525,000	400,000
2027	1,580,000	1,375,000
Thereafter	2,500,000	350,000
10.     Redeemable Noncontrolling Interests
Redeemable Noncontrolling Partnership Units
Redeemable noncontrolling partnership units are primarily comprised of Class A Operating Partnership units held by third parties and are recorded at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period-to-period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. Class A units may be tendered for redemption to the Operating Partnership for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis. Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Partnership Units - continued
Below are the details of redeemable noncontrolling partnership units.

(Amounts in thousands, except units and per unit amounts)	Balance as of December 31,				Units Outstanding as of December 31,		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate
Unit Series	2022		2021		2022	2021
Common:
Class A units held by third parties	$345,157	(1)	$587,440	(2)	14,416,891	14,033,438	n/a	$2.12

Perpetual Preferred/Redeemable Preferred:
3.25% D-17 Cumulative Redeemable(3)	$3,535		$3,535		141,400	141,400	$25.00	$0.8125
________________________________________
(1)Aggregate redemption value was based on carrying amount.
(2)Aggregate redemption value was based on Vornado's year-end closing common share price.
(3)Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; Vornado, at its option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at Vornado's option at any time.
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
Beginning balance	$590,975	$511,747
Net (loss) income	(30,376)	7,540
Other comprehensive income	14,250	4,048
Distributions	(30,311)	(29,901)
Redemption of Class A units for Vornado common shares, at redemption value	(3,524)	(14,576)
Redeemable Class A unit measurement adjustment	(221,145)	76,073
Other, net	28,823	36,044
Ending balance	$348,692	$590,975
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of "other liabilities" on our consolidated balance sheets and aggregated $49,383,000 and $49,659,000 as of December 31, 2022 and 2021, respectively. Changes in the value from period-to-period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest is completing development of The Farley Building (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period-to-period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the years ended December 31, 2022 and 2021.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021
Beginning balance	$97,708	$94,520
Net (loss) income	(9,668)	3,188
Ending balance	$88,040	$97,708

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.     Shareholders' Equity/Partners' Capital
Common Shares (Vornado Realty Trust)
As of December 31, 2022, there were 191,866,880 common shares outstanding. During 2022, we paid an aggregate of $406,562,000 of common dividends comprised of quarterly common dividends of $0.53 per share.
Class A Units (Vornado Realty L.P.)
As of December 31, 2022, there were 191,866,880 Class A units outstanding that were held by Vornado. These units are classified as “partners’ capital” on the consolidated balance sheets of the Operating Partnership. As of December 31, 2022, there were 14,416,891 Class A units outstanding, that were held by third parties. These units are classified outside of “partners’ capital” as “redeemable partnership units” on the consolidated balance sheets of the Operating Partnership (See Note 10 – Redeemable Noncontrolling Interests). During 2022, the Operating Partnership paid an aggregate of $406,562,000 of distributions to Vornado comprised of quarterly common distributions of $0.53 per unit.
Preferred Shares/Units
The following table sets forth the details of our preferred shares of beneficial interest and the preferred units of the Operating Partnership outstanding as of December 31, 2022 and 2021. During 2022, preferred dividends were $62,116,000.

(Amounts in thousands, except share/unit and per share/per unit amounts)
			Per Share/Unit
Preferred Shares/Units	Balance	Shares/Units Outstanding	Liquidation Preference	Annual Dividend/ Distribution(1)
Convertible Preferred:
6.5% Series A: authorized 12,902 shares/units(2)	$920	12,902	$50.00	$3.25
Cumulative Redeemable Preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	290,306	12,000,000	25.00	1.35
5.25% Series M: authorized 13,800,000 shares/units	308,946	12,780,000	25.00	1.3125
5.25% Series N: authorized 12,000,000 shares/units	291,134	12,000,000	25.00	1.3125
4.45% Series O: authorized 12,000,000 shares/units	291,153	12,000,000	25.00	1.1125
	$1,182,459	48,792,902
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
(3)Series L and Series M preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. Series N preferred shares/units are redeemable commencing November 2025 and Series O preferred shares/units are redeemable commencing September 2026.

12.     Variable Interest Entities
Unconsolidated VIEs
As of December 31, 2022 and 2021, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of December 31, 2022 and 2021, the net carrying amount of our investments in these entities was $68,223,000 and $69,435,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of December 31, 2022, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,423,995,000 and $2,345,726,000 respectively. As of December 31, 2021, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,564,621,000 and $2,517,652,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) investments in U.S. Treasury bills (classified as available-for-sale), (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) loans receivable for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), (v) interest rate swaps and caps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills (1)	$471,962	$471,962	$—	$—
Deferred compensation plan assets ($7,763 included in restricted cash and $88,559 in other assets)	96,322	57,406	—	38,916
Loans receivable ($50,091 included in investments in partially owned entities and $4,306 in other assets)	54,397	—	—	54,397
Interest rate swaps and caps (included in other assets)	183,804	—	183,804	—
Total assets	$806,485	$529,368	$183,804	$93,313

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—

(Amounts in thousands)	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$7,730	$—	$—	$7,730
Deferred compensation plan assets ($9,104 included in restricted cash and $101,070 in other assets)	110,174	65,158	—	45,016
Loans receivable ($46,444 included in investments in partially owned entities and $3,738 in other assets)	50,182	—	—	50,182
Interest rate swaps (included in other assets)	18,929	—	18,929	—
Total assets	$187,015	$65,158	$18,929	$102,928

Mandatorily redeemable instruments (included in other liabilities)	$49,659	$49,659	$—	$—
Interest rate swaps (included in other liabilities)	32,837	—	32,837	—
Total liabilities	$82,496	$49,659	$32,837	$—
________________________________________
(1) During the year ended December 31, 2022, we purchased $1,066,096 in U.S. Treasury bills with an aggregate par value of $1,077,000 and realized net proceeds of $600,000 from maturing U.S. Treasury bills. As of December 31, 2022, our investments in U.S. Treasury bills have an aggregate accreted cost of $473,171 and have remaining maturities of less than one year.

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021
Beginning balance	$45,016	$39,928
Purchases	4,507	5,705
Sales	(9,941)	(4,766)
Realized and unrealized (losses) gains	(3,781)	2,250
Other, net	3,115	1,899
Ending balance	$38,916	$45,016
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

	As of December 31,
Unobservable Quantitative Input	2022	2021
Discount rates	7.5%	6.5%
Terminal capitalization rates	5.5%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021
Beginning balance	$50,182	$47,743
Interest accrual	4,748	3,714
Paydowns	(533)	(1,275)
Ending balance	$54,397	$50,182

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2022 and 2021, respectively.

(Amounts in thousands)	Fair Value Asset (Liability) as of
	December 31,		As of December 31, 2022
	2022	2021	Notional Amount		All-In Swapped Rate	Swap Expiration Date
Interest Rate Swaps:
555 California Street mortgage loan	$49,888	$11,814	$840,000	(1)	2.26%	05/24
770 Broadway mortgage loan	29,226	—	700,000		4.98%	07/27
PENN 11 mortgage loan	26,587	6,565	500,000		2.22%	03/24
Unsecured revolving credit facility	24,457	—	575,000		3.88%	08/27
Unsecured term loan	14,694	(28,976)	800,000		4.05%	(2)
100 West 33rd Street mortgage loan	6,886	—	480,000		5.06%	06/27
888 Seventh Avenue mortgage loan	6,544	—	200,000	(3)	4.76%	09/27
Unsecured term loan (effective October 2023)	6,330	—	500,000		4.39%	10/26
4 Union Square South mortgage loan	4,050	(3,861)	100,000	(4)	3.74%	01/25
Interest Rate Caps:
1290 Avenue of the Americas mortgage loan	7,590	411	950,000		(5)	11/23
One Park Avenue mortgage loan	5,472	—	525,000		(6)	03/24
Various mortgage loans	2,080	139

Included in other assets	$183,804	$18,929
Included in other liabilities	$—	$32,837
________________________________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Comprised of a $750,000 interest rate swap arrangement expiring October 2023 and a $50,000 interest rate swap arrangement expiring August 2027.
(3)The remaining $77,800 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (5.92% as of December 31, 2022).
(4)Upon the sale of 33-00 Northern Boulevard in June 2022, the $100,000 corporate-level interest rate swap was reallocated and now hedges the interest rate on $100,000 of the 4 Union Square South mortgage loan through January 2025. The remaining $20,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (5.62% as of December 31, 2022).
(5)LIBOR cap strike rate of 4.00%.
(6)SOFR cap strike rate of 4.39%. In December 2022, we entered into a forward cap for the $525,000 One Park Avenue mortgage loan effective upon the March 2023 expiration of the existing cap. The forward cap has a SOFR strike rate of 3.89% and expires in March 2024.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.     Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
As of December 31, 2022, we had assets measured at fair value on a nonrecurring basis on our consolidated balance sheets with an aggregate fair value of $2,352,328,000, representing real estate investments, including our investment in Fifth Avenue and Times Square JV as well as wholly owned street retail assets, that have been written down to estimated fair value for impairment purposes. These investments are classified as Level 3. Our estimate of the fair value of these assets was measured using discounted cash flow analyses based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including capitalization rates and discount rates. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate assets.

	December 31, 2022
Unobservable Quantitative Input	Range	Weighted Average (based on fair value of investments)
Discount rates	7.50% - 8.00%	7.52%
Terminal capitalization rates	4.75% - 5.50%	4.78%
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

(Amounts in thousands)	As of December 31, 2022			As of December 31, 2021
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$402,903		$403,000	$1,346,684		$1,347,000
Debt:
Mortgages payable	$5,877,615		$5,697,000	$6,099,215		$6,052,000
Senior unsecured notes	1,200,000		1,021,000	1,200,000		1,230,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,452,615	(1)	$8,093,000	$8,674,215	(1)	$8,657,000
________________________________________
(1)Excludes $63,572 and $58,268 of deferred financing costs, net and other as of December 31, 2022 and 2021, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation
Vornado's 2019 Omnibus Share Plan (the “Plan") provides the Compensation Committee of Vornado's Board of Trustees (the "Committee") the ability to grant incentive and nonqualified Vornado stock options, restricted stock, restricted Operating Partnership units ("OP units"), out-performance plan awards ("OPPs"), appreciation-only long-term incentive plan units (“AO LTIP Units”), performance conditioned appreciation-only long-term incentive plan units ("Performance Conditioned AO LTIP Units") and long-term performance plan LTIP units ("LTPP Units") to certain of our employees and officers. Awards may be granted up to a maximum 5,500,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 11,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities. Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price. As of December 31, 2022, Vornado has approximately 2,803,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Below is a summary of our stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
OP Units	$21,086	$27,698	$33,431
LTPP Units	5,145	—	—
OPPs	1,906	8,629	9,579
AO LTIP Units	430	877	3,955
Vornado stock options	296	456	656
Vornado restricted stock	292	450	649
Performance Conditioned AO LTIP Units	94	219	407
	$29,249	$38,329	$48,677
Below is a summary of unrecognized compensation expense for the year ended December 31, 2022.

(Amounts in thousands)	As of December 31, 2022	Weighted-Average Remaining Contractual Term
OP Units	$7,834	1.4
OPPs	3,198	1.6
LTPP Units	2,702	1.8
Vornado stock options	175	1.0
Vornado restricted stock	172	1.0
AO LTIP Units	131	1.0
	$14,212	1.5

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation - continued
LTPP Units
On January 12, 2022, the Committee approved the 2022 LTPP, a multi-year, LTIP units-based performance equity compensation plan. Awards under the 2022 LTPP are bifurcated between operational performance (50%) and relative performance (50%) measurements and may be earned at specified threshold, target and maximum levels.
The operational component awards may be earned based on Vornado’s 2022 operational performance in the following categories:
• FFO, as adjusted per share (75% weighting); and
• ESG performance metrics consisting of greenhouse emissions reductions, Global Real Estate Sustainability Benchmark ("GRESB") score and Green Building Certification (LEED) achievements (aggregate 25% weighting).
Any LTTP award units tentatively earned based on Vornado’s 2022 operational performance are subject to an absolute return modifier pursuant to which such award units are subject to a potential reduction (but not increase) of up to 30% if Vornado’s aggregate total three-year shareholder return (“TSR”) for 2022-2025 is below specified levels.
Awards under relative components may be earned based on Vornado’s three-year TSR, measured against the Dow Jones U.S. Real Estate Office Index (50% weighting) and a Northeast peer group custom index (50% weighting). Awards earned under the relative component of the LTPP are subject to reductions of up to 30% if Vornado’s three-year TSR is below specified levels.
If the designated performance objectives are achieved, awards earned under 2022 LTPP will vest 50% in January 2025 and 50% in January 2026. In addition, the Chief Executive Officer is required to hold any earned and vested awards for three years following each such vesting date and all other award recipients are required to hold such awards for one year following each such vesting date. Dividends on awards granted under the 2022 LTPP accrue during the applicable performance period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives. LTPP Units, if earned, become convertible into Class A units of the Operating Partnership (and ultimately into Vornado common shares) following vesting.
LTPP Units granted during the year ended December 31, 2022 had a total notional value of $17,025,000 and a fair value of $7,847,000, of which $4,033,000 was immediately expensed on the respective grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation – continued
OPPs
OPPs are multi-year, performance-based equity compensation plans under which participants have the opportunity to earn a class of units (“OPP units”) of the Operating Partnership if, and only if, Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperforms the market with respect to a relative TSR during the three-year or four-year performance period. OPP units, if earned, become convertible into Class A units of the Operating Partnership (and ultimately into Vornado common shares) following vesting.
Below is the summary of the OPP units granted during the years December 31, 2021 and 2020.

Plan Year	Total Plan Notional Amount	Percentage of Notional Amount Granted	Grant Date Fair Value(1)	OPP Units Earned
2021	$30,000,000	99.1%	$9,950,000	To be determined in 2025
2020	35,000,000	94.0%	11,700,000	To be determined in 2023
________________________________________
(1)    During the years ended December 31, 2021 and 2020 $6,140,000 and $7,583,000, respectively, was immediately expensed on the respective grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).
Vornado Stock Options
Vornado stock options are granted at an exercise price equal to the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest over four years and expire ten years from the date of grant. Compensation expense related to Vornado stock option awards is recognized on a straight-line basis over the vesting period.
Below is a summary of Vornado’s stock option activity for the year ended December 31, 2022.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	191,933	$65.27
Exercised	(197)	36.72
Forfeited	(1,413)	53.42
Expired	(13,618)	65.86
Outstanding as of December 31, 2022	176,705	$65.35	4.99	$—
Options exercisable as of December 31, 2022	140,031	$68.25	4.48	$—
There were no Vornado stock options granted during the years ended December 31, 2022 and 2021. The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the year ended December 31, 2020.

As of December 31, 2020
Expected volatility	35% - 36%
Expected life	5.0 years
Risk free interest rate	0.57% - 1.76%
Expected dividend yield	3.2% - 3.4%
The weighted average grant date fair value per share for options granted during the year ended December 31, 2020 was $12.28. Cash received from option exercises for the years ended December 31, 2022, 2021 and 2020 was $7,000, $22,000 and $3,516,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $842, $5,500 and $859,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation – continued
Performance Conditioned AO LTIP Units
Performance Conditioned AO LTIP Units are AO LTIP Units that require the achievement of certain performance conditions by a specified date or they are forfeited. The performance-based condition is met if Vornado common shares trade at or above 110% of the grant price per share for any 20 consecutive days on or before the fourth anniversary following the date of grant. If the performance conditions are not met, the awards are forfeited. If the performance conditions are met, once vested, the awards may be converted into Class A Operating Partnership units in the same manner as AO LTIP Units until ten years from the date of grant. On January 14, 2023, the outstanding Performance AO LTIPs, which were issued in 2019, were forfeited as the performance conditions were not satisfied.
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
Below is a summary of AO LTIP Units activity for the year ended December 31, 2022.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	567,739	$59.91
Forfeited	(886)	54.16
Expired	(1,189)	56.29
Outstanding as of December 31, 2022	565,664	$59.93	6.29	$—
Options exercisable as of December 31, 2022	437,372	$61.39	6.12	$—
There were no AO LTIP Units granted during the years ended December 31, 2022 and 2021. AO LTIP Units granted during the year ended December 31, 2020 had a fair value of $4,319,000. The fair value of each AO LTIP Unit granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the year ended December 31, 2020.

As of December 31, 2020
Expected volatility	35% - 36%
Expected life	5.0 years
Risk free interest rate	0.57% - 1.76%
Expected dividend yield	3.2% - 3.4%

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation – continued
OP Units
OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined. Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model. Distributions paid on unvested OP Units amounted to $2,197,000, $2,634,000 and $5,316,000 in the years ended December 31, 2022, 2021 and 2020, respectively.
Below is a summary of restricted OP unit activity for the year ended December 31, 2022.

Unvested Units	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	1,083,087	$53.99
Granted	501,169	30.82
Vested	(597,292)	42.12
Forfeited	(1,048)	44.25
Unvested as of December 31, 2022	985,916	49.41
OP Units granted in 2022, 2021 and 2020 had a fair value of $15,446,000, $26,194,000 and $18,013,000, respectively. The fair value of OP Units that vested during the years ended December 31, 2022, 2021 and 2020 was $25,158,000, $36,541,000 and $24,373,000, respectively
Vornado Restricted Stock
Vornado restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over four years. Compensation expense related to Vornado’s restricted stock awards is recognized on a straight-line basis over the vesting period. Dividends paid on unvested Vornado restricted stock are charged directly to retained earnings and amounted to $18,000, $35,000 and $98,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
Below is a summary of Vornado’s restricted stock activity for the year ended December 31, 2022.

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	15,774	$57.82
Vested	(7,069)	60.57
Forfeited	(326)	54.55
Unvested as of December 31, 2022	8,379	55.64
There were no Vornado restricted stock awards granted during the years ended December 31, 2022 and 2021. Vornado restricted stock awards granted in 2020 had a fair value of $853,000. The fair value of restricted stock that vested during the years ended December 31, 2022, 2021 and 2020 was $428,000, $567,000 and $602,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.    Impairment losses, Transaction Related Costs and Other
The following table sets forth the details of impairment losses, transaction related costs and other:

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Real estate impairment losses(1)	$19,098	$7,880	$236,286
Transaction related costs and other	12,624	5,935	8,001
608 Fifth Avenue lease liability extinguishment gain	—	—	(70,260)
	$31,722	$13,815	$174,027
________________________________________
(1)See Note 13 - Fair Value Measurements for additional information.
16.    Interest and Other Investment Income (Loss), Net
The following table sets forth the details of interest and other investment income (loss), net:

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Interest on cash and cash equivalents and restricted cash	$7,553	$284	$5,793
Amortization of discount on investments in U.S. Treasury bills	7,075	—	—
Interest on loans receivable	5,006	2,517	3,384
Credit losses on loans receivable	—	—	(13,369)
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	—	(4,938)
Other, net	235	1,811	3,631
	$19,869	$4,612	$(5,499)
17.    Interest and Debt Expense
    The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Interest expense(1)	$277,046	$249,169	$251,847
Amortization of Deferred Financing Fees	21,804	20,247	18,460
Capitalized Interest & Debt Expense	(19,085)	(38,320)	(41,056)
	$279,765	$231,096	$229,251
________________________________________
(1)2021 includes $23,729 of defeasance costs, of which $7,119 is attributable to noncontrolling interests, in connection with the refinancing of 1290 Avenue of the Americas, a property in which we own a 70% controlling interest.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18.    (Loss) Income Per Share/(Loss) Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic (loss) income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted (loss) income per common share which includes weighted average common shares outstanding and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Our share-based payment awards, including employee stock options, OP Units, OPPs, AO LTIP Units, Performance Conditioned AO LTIP Units and LTPP Units, are included in the calculation of diluted income per share using the treasury stock method if dilutive. Our convertible securities, including our Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units and Series D-13 redeemable preferred units, are reflected in diluted income per share by application of the if-converted method if dilutive.

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income attributable to Vornado	$(346,499)	$175,999	$(297,005)
Preferred share dividends	(62,116)	(65,880)	(51,739)
Series K preferred share issuance costs	—	(9,033)	—
Net (loss) income attributable to common shareholders	(408,615)	101,086	(348,744)
Earnings allocated to unvested participating securities	(18)	(34)	(99)
Numerator for basic (loss) income per share	$(408,633)	$101,052	$(348,843)

Denominator:
Denominator for basic (loss) income per share – weighted average shares	191,775	191,551	191,146
Effect of dilutive securities(1):
Share-based payment awards	—	571	—
Denominator for diluted (loss) income per share – weighted average shares and assumed conversions	191,775	192,122	191,146

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(2.13)	$0.53	$(1.83)

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(2.13)	$0.53	$(1.83)
________________________________________
(1)The effect of dilutive securities excluded an aggregate of 16,252, 13,835 and 14,007 weighted average common share equivalents in the years ended December 31, 2022, 2021 and 2020, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income attributable to Vornado Realty L.P.	$(376,875)	$183,539	$(321,951)
Preferred unit distributions	(62,231)	(66,035)	(51,904)
Series K preferred unit issuance costs	—	(9,033)	—
Net (loss) income attributable to Class A unitholders	(439,106)	108,471	(373,855)
Earnings allocated to unvested participating securities	(2,215)	(2,668)	(5,417)
Numerator for basic (loss) income per Class A unit	$(441,321)	$105,803	$(379,272)

Denominator:
Denominator for basic (loss) income per Class A unit – weighted average units	205,315	204,728	203,503
Effect of dilutive securities(1):
Share-based payment awards	—	916	—
Denominator for diluted (loss) income per Class A unit – weighted average units and assumed conversions	205,315	205,644	203,503

(LOSS) INCOME PER CLASS A UNIT - BASIC:
Net (loss) income per Class A unit	$(2.15)	$0.52	$(1.86)

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(2.15)	$0.51	$(1.86)
________________________________________
(1)The effect of dilutive securities excluded an aggregate of 2,712, 313 and 1,650 weighted average Class A unit equivalents for the years ended December 31, 2022, 2021 and 2020, respectively, as their effect was anti-dilutive.

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
As of December 31, 2022, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2022
For the year ended December 31,
2023	$1,304,777
2024	1,200,544
2025	1,102,476
2026	1,053,948
2027	950,515
Thereafter	6,515,202
As lessee
We have a number of ground leases which are classified as operating leases. As of December 31, 2022, our ROU assets and lease liabilities were $684,380,000 and $735,969,000, respectively. As of December 31, 2021, our ROU assets and lease liabilities were $337,197,000 and $370,206,000, respectively.
In January 2022, we exercised a 25-year renewal option on our PENN 1 ground lease extending the term through June 2073. As a result of the exercise, we remeasured the related ground lease liability to include our 25-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000 which is included in "right-of-use assets" and "lease liabilities", respectively, on our consolidated balance sheets. The ground lease is subject to fair market value resets every 25 years over the lease term, with the next reset occurring in June 2023.
When the rate implicit in a lease is not readily determinable, the discount rate applied to measure each ROU asset and lease liability is based on our incremental borrowing rate ("IBR"). We consider the general economic environment and our credit rating and factor in various financing and asset specific adjustments to ensure the IBR is appropriate to the intended use of the underlying lease. Certain of our ground leases offer renewal options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the lease liability and corresponding ROU asset.
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
    The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2022, 2021 and 2020:

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Weighted average remaining lease term (in years)	48.4	44.4	44.8
Weighted average discount rate	5.54%	4.85%	4.91%
Cash paid for operating leases	$21,861	$22,382	$23,932
We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. The following table sets forth the details of rent expense for the years ended December 31, 2022, 2021 and 2020:

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Fixed rent expense	$45,211	$24,901	$28,503
Variable rent expense	14,180	13,078	1,178
Rent expense	$59,391	$37,979	$29,681

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
19. Leases - continued
As lessee - continued
As of December 31, 2022, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of December 31, 2022
For the year ended December 31,
2023	$34,782
2024	46,859
2025	47,227
2026	47,616
2027	48,027
Thereafter	1,949,551
Total undiscounted cash flows	2,174,062
Present value discount	(1,438,093)
Lease liabilities	$735,969
The Farley Building
The future lease payments detailed above exclude the ground and building lease at The Farley Building. The consolidated joint venture, in which we own a 95% controlling interest, has a 99-year triple-net lease with Empire State Development ("ESD") for 846,000 rentable square feet of commercial space at the property, comprised of approximately 730,000 square feet of office space and approximately 116,000 square feet of restaurant and retail space. Our lease of the commercial space at the property is accounted for as a “failed sale-leaseback” as a result of us being deemed the "accounting owner" during development of the property in accordance with ASC 842-40-55 and the lease subsequently meeting "finance lease" classification pursuant to ASC 842-40-25 upon substantial completion. The lease calls for annual rent payments and fixed payments in lieu of real estate taxes ("PILOT") through June 2030. Following the fixed PILOT payment period, the PILOT is calculated in a manner consistent with buildings subject to New York City real estate taxes and assessments. As of December 31, 2022, future rent and fixed PILOT payments are $535,188,000.
20. Multiemployer Benefit Plans
Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2022, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.
In the years ended December 31, 2022, 2021 and 2020, we contributed $7,761,000, $19,851,000 and $7,049,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income. During the year ended December 31, 2021, the Company funded its pension withdrawal liability in relation to the permanent closure of Hotel Pennsylvania which resulted in the Company funding more than 5% of total employer contributions to the related plan for the year. For our other Multiemployer Pension Plans, our subsidiaries’ contributions did not represent more than 5% of total employer contributions for the years ended December 31, 2022, 2021 and 2020.
Multiemployer Health Plans
Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees. In the years ended December 31, 2022, 2021 and 2020, our subsidiaries contributed $26,514,000, $23,431,000 and $26,938,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

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
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,774,525 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court’s decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent in Luxembourg and other jurisdictions.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for The Farley Building. As of December 31, 2022, the aggregate dollar amount of these guarantees and master leases is approximately $1,553,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21. Commitments and Contingencies – continued
Other Commitments and Contingencies - continued
As of December 31, 2022, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) is completing the development of The Farley Building. In connection with the development of the property, the joint venture admitted a historic Tax Credit Investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2022, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the December 31, 2022 fair value of the Fund assets, at liquidation we would be required to make a $26,400,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of December 31, 2022, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of December 31, 2022, we have construction commitments aggregating approximately $409,000,000.
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
Interstate Properties (“Interstate”)
Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, respectively, are Interstate’s two other general partners. As of December 31, 2022, Interstate and its partners beneficially owned an aggregate of approximately 7.0% of the common shares of beneficial interest of Vornado and 26.0% of Alexander’s common stock.
We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are consistent with the market. We earned $204,000, $203,000, and $203,000 of management fees under the agreement for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Net operating income ("NOI") at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. Asset information by segment is not reported as we do not use this measure to assess segment performance or to make resource allocation decisions.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2022, 2021 and 2020.

(Amounts in thousands)	For the Year Ended December 31, 2022
	Total	New York	Other
Total revenues	$1,799,995	$1,449,442	$350,553
Operating expenses	(873,911)	(716,148)	(157,763)
NOI - consolidated	926,084	733,294	192,790
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(70,029)	(45,566)	(24,463)
Add: NOI from partially owned entities	305,993	293,780	12,213
NOI at share	1,162,048	981,508	180,540
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(10,980)	(18,509)	7,529
NOI at share - cash basis	$1,151,068	$962,999	$188,069

(Amounts in thousands)	For the Year Ended December 31, 2021
	Total	New York	Other
Total revenues	$1,589,210	$1,257,599	$331,611
Operating expenses	(797,315)	(626,386)	(170,929)
NOI - consolidated	791,895	631,213	160,682
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,385)	(38,980)	(30,405)
Add: NOI from partially owned entities	310,858	300,721	10,137
NOI at share	1,033,368	892,954	140,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,318	(1,188)	2,506
NOI at share - cash basis	$1,034,686	$891,766	$142,920

(Amounts in thousands)	For the Year Ended December 31, 2020
	Total	New York	Other
Total revenues	$1,527,951	$1,221,748	$306,203
Operating expenses	(789,066)	(640,531)	(148,535)
NOI - consolidated	738,885	581,217	157,668
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(72,801)	(43,773)	(29,028)
Add: NOI from partially owned entities	306,495	296,447	10,048
NOI at share	972,579	833,891	138,688
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	46,246	36,715	9,531
NOI at share - cash basis	$1,018,825	$870,606	$148,219

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
23. Segment Information - continued
Below is a reconciliation of net (loss) income to NOI at share for the years ended December 31, 2022, 2021 and 2020.

(Amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(382,612)	$207,553	$(461,845)
Depreciation and amortization expense	504,502	412,347	399,695
General and administrative expense	133,731	134,545	181,509
Impairment losses, transaction related costs and other	31,722	13,815	174,027
Loss (income) from partially owned entities	461,351	(130,517)	329,112
(Income) loss from real estate fund investments	(3,541)	(11,066)	226,327
Interest and other investment (income) loss, net	(19,869)	(4,612)	5,499
Interest and debt expense	279,765	231,096	229,251
Net gains on disposition of wholly owned and partially owned assets	(100,625)	(50,770)	(381,320)
Income tax expense (benefit)	21,660	(10,496)	36,630
NOI from partially owned entities	305,993	310,858	306,495
NOI attributable to noncontrolling interests in consolidated subsidiaries	(70,029)	(69,385)	(72,801)
NOI at share	1,162,048	1,033,368	972,579
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(10,980)	1,318	46,246
NOI at share - cash basis	$1,151,068	$1,034,686	$1,018,825
24. Subsequent Events
150 West 34th Street Loan Participation
On January 9, 2023, our $105,000,000 participation in the $205,000,000 mortgage loan on 150 West 34th Street was repaid, which reduced “other assets” and “mortgages payable, net” on our consolidated balance sheets by $105,000,000 in the first quarter of 2023. The remaining $100,000,000 mortgage loan balance bears interest at SOFR plus 1.86%, subject to an interest rate cap arrangement with a SOFR strike rate of 4.10%, and matures in May 2024.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
24. Subsequent Events - continued
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street.
Citadel will master lease 350 Park Avenue, a 585,000 square foot Manhattan office building, on an “as is” basis for ten years, with an initial annual net rent of $36,000,000. Per the terms of the lease, no tenant allowance or free rent is being provided. Citadel will also master lease Rudin’s adjacent property at 40 East 52nd Street (390,000 square feet).
In addition, we have entered into a joint venture with Rudin (“Vornado/Rudin”) to purchase 39 East 51st Street for $40,000,000 and, upon formation of the KG joint venture described below, will combine that property with 350 Park Avenue and 40 East 52nd Street to create a premier development site (collectively, the “Site”).
From October 2024 to June 2030, KG will have the option to either:
•acquire a 60% interest in a joint venture with Vornado/Rudin that would value the Site at $1.2 billion ($900,000,000 to Vornado and $300,000,000 to Rudin) and build a new 1,700,000 square foot office tower (the “Project”) pursuant to East Midtown Subdistrict zoning with Vornado/Rudin as developer. KG would own 60% of the joint venture and Vornado/Rudin would own 40% (with Vornado owning 36% and Rudin owning 4% of the joint venture along with a $250,000,000 preferred equity interest in the Vornado/Rudin joint venture).
◦at the joint venture formation, Citadel or its affiliates will execute a pre-negotiated 15-year anchor lease with renewal options for approximately 850,000 square feet (with expansion and contraction rights) at the Project for its primary office in New York City;
◦the rent for Citadel’s space will be determined by a formula based on a percentage return (that adjusts based on the actual cost of capital) on the total Project cost;
◦the master leases will terminate at the scheduled commencement of demolition;
•or, exercise an option to purchase the Site for $1.4 billion ($1.085 billion to Vornado and $315,000,000 to Rudin), in which case Vornado/Rudin would not participate in the new development.
Further, Vornado/Rudin will have the option from October 2024 to September 2030 to put the Site to KG for $1.2 billion ($900,000,000 to Vornado and $300,000,000 to Rudin). For ten years following any put option closing, unless the put option is exercised in response to KG’s request to form the joint venture or KG makes a $200,000,000 termination payment, Vornado/Rudin will have the right to invest in a joint venture with KG on the terms described above if KG proceeds with development of the Site.
2023 LTPP
On January 11, 2023, the Compensation Committee approved the 2023 Long-Term Performance Plan (“2023 LTPP”), a multi-year, LTIP units-based performance equity compensation plan. Awards under the 2023 LTPP are bifurcated between operational performance (50%) and relative performance (50%) measurements and may be earned at specified threshold, target and maximum levels.
The operational component awards may be earned based on Vornado’s 2023 operational performance in the following categories:
•FFO, as adjusted per share (75% weighting); and
•ESG performance metrics consisting of greenhouse emissions reductions, GRESB score and Green Building Certification (LEED) achievements (aggregate 25% weighting).
Any LTPP award units tentatively earned based on Vornado’s 2023 operational performance are subject to an absolute return modifier pursuant to which such award units are subject to a potential reduction (but not increase) of up to 30% if Vornado’s aggregate total three-year TSR is below specified levels.
Awards under relative components may be earned based on Vornado’s three-year TSR, measured against the Dow Jones U.S. Real Estate Office Index (50% weighting) and a Northeast peer group custom index (50% weighting). Awards earned under the relative component of the 2023 LTPP are subject to reductions of up to 30% if Vornado’s three-year TSR is below specified levels.
If the designated performance objectives are achieved, awards earned under 2023 LTPP will vest 50% in January 2026 and 50% in January 2027. In addition, the Chief Executive Officer is required to hold any earned and vested awards for three years following each such vesting date and all other award recipients are required to hold such awards for one year following each such vesting date. Dividends on awards granted under the 2023 LTPP accrue during the applicable performance period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.

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
As of December 31, 2022, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 13, 2023, expressed an unqualified opinion on those financial statements.
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
February 13, 2023

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
As of December 31, 2022, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Vornado Realty L.P.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Partnership and our report dated February 13, 2023, expressed an unqualified opinion on those financial statements.
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
February 13, 2023

ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to trustees of Vornado, the Operating Partnership’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of Vornado’s trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2022, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	81	Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman of the Board since May 2004.

Michael J. Franco	54	President and Chief Financial Officer since December 2020; President since April 2019; Executive Vice President - Chief Investment Officer from April 2015 to April 2019; Executive Vice President - Head of Acquisitions and Capital Markets from November 2010 to April 2015.

Haim Chera	53	Executive Vice President - Head of Retail since April 2019; Principal at Crown Acquisitions from January 2000 - April 2019.

Barry S. Langer	44	Executive Vice President - Development - Co-Head of Real Estate since April 2019; Executive Vice President - Head of Development from May 2015 to April 2019.

Glen J. Weiss	53	Executive Vice President - Office Leasing - Co-Head of Real Estate since April 2019; Executive Vice President - Office Leasing from May 2013 to April 2019.
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
Equity compensation plan information
The following table provides information as of December 31, 2022 regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	6,517,835	(1)	$65.35	2,803,063	(2)
Equity compensation plans not approved by security holders	182,067	(3)	N/A	—
Total	6,699,902		$65.35	2,803,063
________________________________________
(1)Includes shares/units of (i) 176,705 Vornado Stock Options (140,031 of which are vested and exercisable), (ii) 565,664 Appreciation-Only Long-Term Incentive Plan ("AO LTIP") units (437,372 of which are vested and exercisable), (iii) 496,762 Performance Conditioned AO LTIP units (409,538 of which are vested and exercisable), (iv) 2,969,205 restricted Operating Partnership units (1,983,289 of which are vested and exercisable), (v) 1,932,005 unearned Out-Performance Plan units, and (vi) 377,494 unearned Long-Term Performance Plan LTIP Units. See Note 14 - Stock-based Compensation in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Does not include 8,379 shares of Vornado Restricted Stock, as they have been reflected in Vornado's total shares outstanding.
(2)Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants is approximately 5,606,000 shares.
(3)Includes (i) 46,503 restricted Operating Partnership units granted at a market price of $33.88 per unit to Vornado Trustees that are not executives of the Company as part of their annual Trustee fees and (ii) 135,564 restricted Operating Partnership units granted at a market price of $22.13 per unit to Vornado consultants that are not executives of the Company for annual consulting fees.
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
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services will be contained in Vornado’s Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Ratification of The Appointment of Independent Accounting Firm” and such information is incorporated herein by reference.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Page in this Annual Report on Form 10-K
Schedule III - Real Estate and Accumulated Depreciation	124
Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)		Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
			Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
New York
Manhattan
1290 Avenue of the Americas	$950,000		$518,244	$926,992	$269,875	$518,244	$1,196,867	$1,715,111	$478,343	1963	2007	(4)
One Park Avenue	525,000		197,057	369,016	2,936	197,057	371,952	569,009	14,868	1926	2021	(4)
350 Park Avenue	400,000		265,889	363,381	64,619	265,889	428,000	693,889	170,634	1960	2006	(4)
PENN 1	—		—	412,169	791,704	—	1,203,873	1,203,873	402,282	1972	1998	(4)
100 West 33rd Street	480,000		331,371	361,443	78,034	331,371	439,477	770,848	178,228	1911/2009	2007	(4)
150 West 34th Street	205,000	(5)	119,657	268,509	—	119,657	268,509	388,166	50,905	1900	2015	(4)
PENN 2	575,000	(6)	53,615	164,903	544,767	52,689	710,596	763,285	108,685	1968	1997	(4)
90 Park Avenue	—		8,000	175,890	199,485	8,000	375,375	383,375	192,616	1964	1997	(4)
770 Broadway	700,000		52,898	95,686	192,597	52,898	288,283	341,181	142,018	1907	1998	(4)
888 Seventh Avenue	277,800		—	117,269	170,408	—	287,677	287,677	155,181	1980	1998	(4)
PENN 11	500,000		40,333	85,259	135,639	40,333	220,898	261,231	102,565	1923	1997	(4)
909 Third Avenue	350,000		—	120,723	122,641	—	243,364	243,364	132,201	1969	1999	(4)
150 East 58th Street	—		39,303	80,216	62,924	39,303	143,140	182,443	75,535	1969	1998	(4)
595 Madison Avenue	—		62,731	62,888	79,646	62,731	142,534	205,265	58,669	1968	1999	(4)
330 West 34th Street	—		—	8,599	164,628	—	173,227	173,227	59,405	1925	1998	(4)
715 Lexington Avenue	—		—	26,903	20,218	30,086	17,035	47,121	1,925	1923	2001	(4)
4 Union Square South	120,000		24,079	55,220	12,513	24,079	67,733	91,812	28,102	1965/2004	1993	(4)
The Farley Building	—		—	476,235	949,500	—	1,425,735	1,425,735	54,042	1912	2018	(4)
260 Eleventh Avenue	—		—	80,482	6,937	—	87,419	87,419	16,227	1911	2015	(4)
510 Fifth Avenue	—		34,602	18,728	8,441	35,864	25,907	61,771	—		2010	(4)
606 Broadway	74,119		45,406	8,993	51,715	45,298	60,816	106,114	6,048		2016	(4)
443 Broadway	—		11,187	41,186	(41,283)	2,370	8,720	11,090	—		2013	(4)
435 Seventh Avenue	95,696		19,893	19,091	2,166	19,893	21,257	41,150	11,803	2002	1997	(4)
692 Broadway	—		6,053	22,908	(9,677)	3,552	15,732	19,284	—		2005	(4)
131-135 West 33rd Street	—		8,315	21,312	477	8,315	21,789	30,104	3,841		2016	(4)
304 Canal Street	—		3,511	12,905	(8,272)	1,771	6,373	8,144	337	1910	2014	(4)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
New York - continued
Manhattan - continued
1131 Third Avenue	$—	$7,844	$7,844	$5,683	$7,844	$13,527	$21,371	$3,489		1997	(4)
431 Seventh Avenue	—	16,700	2,751	—	16,700	2,751	19,451	1,083		2007	(4)
138-142 West 32nd Street	—	9,252	9,936	2,032	9,252	11,968	21,220	2,181	1920	2015	(4)
334 Canal Street	—	1,693	6,507	(1,169)	753	6,278	7,031	409		2011	(4)
966 Third Avenue	—	8,869	3,631	—	8,869	3,631	12,500	847		2013	(4)
148 Spring Street	—	3,200	8,112	408	3,200	8,520	11,720	3,163		2008	(4)
150 Spring Street	—	3,200	5,822	327	3,200	6,149	9,349	2,273		2008	(4)
137 West 33rd Street	—	6,398	1,550	—	6,398	1,550	7,948	300	1932	2015	(4)
825 Seventh Avenue	—	1,483	697	3,982	1,483	4,679	6,162	1,064		1997	(4)
537 West 26th Street	—	10,370	17,632	20,000	26,631	21,371	48,002	3,232		2018	(4)
339 Greenwich Street	—	2,622	12,333	(10,018)	866	4,071	4,937	245		2017	(4)
Hotel Pennsylvania site	—	29,903	121,712	109,425	29,903	231,137	261,040	—	1919	1997	(4)
Other (Including Signage)	—	140,477	31,892	22,106	94,787	99,688	194,475	28,002		—	(4)
Total Manhattan	5,252,615	2,084,155	4,627,325	4,025,414	2,069,286	8,667,608	10,736,894	2,490,748

Other Properties
Paramus, New Jersey	—	—	—	21,224	1,033	20,191	21,224	16,823	1967	1987	(4)

Total New York	5,252,615	2,084,155	4,627,325	4,046,638	2,070,319	8,687,799	10,758,118	2,507,571

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
Other
theMART
theMART, Illinois	$—	$64,528	$319,146	$441,840	$64,535	$760,979	$825,514	$383,172	1930	1998	(4)
527 West Kinzie, Illinois	—	5,166	—	257	5,166	257	5,423	—		1998
Piers 92 and 94, New York	—	—	—	23,838	—	23,838	23,838	4,339		2008	(4)
Total theMART	—	69,694	319,146	465,935	69,701	785,074	854,775	387,511

555 California Street, California	1,200,000	223,446	895,379	269,215	223,446	1,164,594	1,388,040	432,128	1922,1969 -1970	2007	(4)
Borgata Land, Atlantic City, NJ	—	83,089	—	—	83,089	—	83,089	—		2010
759-771 Madison Avenue (40 East 66th Street) Residential, New York	—	8,454	13,321	(8,193)	5,273	8,309	13,582	3,321		2005	(4)
Annapolis, Maryland	—	—	9,652	—	—	9,652	9,652	4,964		2005	(4)
Wayne Towne Center, New Jersey	—	—	26,137	48,011	—	74,148	74,148	38,228		2010	(4)
Other	—	—	—	7,962	—	7,962	7,962	2,103			(4)
Total Other	1,200,000	384,683	1,263,635	782,930	381,509	2,049,739	2,431,248	868,255

Leasehold improvements, equipment and other	—	—	—	125,389	—	125,389	125,389	95,165

Total December 31, 2022	$6,452,615	$2,468,838	$5,890,960	$4,954,957	$2,451,828	$10,862,927	$13,314,755	$3,470,991
________________________________________
(1)Represents contractual debt obligations.
(2)The net basis of Vornado's assets and liabilities for tax reporting purposes is approximately $1.6 billion lower than the amounts reported for financial statement purposes.
(3)Date of original construction - many properties have had substantial renovation or additional construction, see "costs capitalized subsequent to acquisition" column.
(4)Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to forty years.
(5)On January 9, 2023, our $105,000 participation in the $205,000 mortgage loan on 150 West 34th Street was repaid.
(6)Secured amount outstanding on revolving credit facilities.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2022	2021	2020
Real Estate
Balance at beginning of period	$13,217,845	$12,087,943	$13,074,012
Additions during the period:
Land	—	197,057	1,372
Buildings & improvements and other	711,722	1,286,474	1,127,593
	13,929,567	13,571,474	14,202,977
Less: Assets sold, written-off, reclassified to ready for sale and deconsolidated	614,812	353,629	2,115,034
Balance at end of period	$13,314,755	$13,217,845	$12,087,943

Accumulated Depreciation
Balance at beginning of period	$3,376,347	$3,169,446	$3,015,958
Depreciation expense	449,864	362,311	344,301
	3,826,211	3,531,757	3,360,259
Less: Accumulated depreciation on assets sold, written-off and deconsolidated	355,220	155,410	190,813
Balance at end of period	$3,470,991	$3,376,347	$3,169,446

(b)    Exhibits:

Exhibit No.
3.1		—	Articles of Restatement of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007	*

3.2		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 28, 2022 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

3.3		—	Articles of Amendment to Declaration of Trust, dated September 30, 2016 – Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

3.4		—	Articles of Amendment of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on October 4, 2016—Incorporated by reference to Annex B to Vornado Realty Trust's Definitive Proxy Statement on Schedule 14A (File No. 001-11954), filed on April 8, 2016.	*

3.5		—	Articles of Amendment to Declaration of Trust, dated June 13, 2018 - Incorporated by reference to Exhibit 3.54 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018	*

3.6		—	Articles of Amendment to Declaration of Trust, dated August 7, 2019 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.7		—	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on January 25, 2013	*

3.8		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to Vornado Realty Trust's Registration Statement on Form 8-A (File No. 001-11954), filed on December 13, 2017	*

3.9		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series N Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.10		—	Articles Supplementary Classifying Vornado Realty Trust's 4.45% Series O Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

3.11		—	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.12		—	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.13		—	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998	*

3.14		—	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998	*

3.15		—	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999	*

3.16		—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999	*

3.17		—	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.18		—	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.19		—	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.20		—	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.21		—	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.22		—	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999	*
________________________________
	*		Incorporated by reference

3.23		—	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000	*

3.24		—	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000	*

3.25		—	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000	*

3.26		—	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*

3.27		—	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.28		—	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.29		—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002	*

3.30		—	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*

3.31		—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.32		—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*

3.33		—	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004	*

3.34		—	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004	*

3.35		—	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.36		—	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.37		—	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.38		—	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.39		—	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005	*

3.40		—	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005	*

3.41		—	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005	*

3.42		—	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005	*

3.43		—	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-22685), filed on May 8, 2006	*

3.44		—	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006	*

3.45		—	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on May 3, 2006	*

3.46		—	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006	*

3.47		—	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007	*
__________________________________
	*		Incorporated by reference

3.48		—	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.49		—	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.50		—	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.51		—	Fortieth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.52		—	Forty-First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-11954), filed on May 6, 2008	*

3.53		—	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No 000-22685), filed on December 21, 2010	*

3.54		—	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011	*

3.55		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as, of March 30, 2012 - Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 5, 2012	*

3.56		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012	*

3.57		—	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013	*

3.58		—	Forty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated April 1, 2015 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 2, 2015	*

3.59		—	Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated December 13, 2017 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on December 13, 2017	*

3.60	**	—	Forty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of January 12, 2018 - Incorporated by reference to Exhibit 3.53 to Vornado Realty Trust's Annual Report on 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

3.61		—	Forty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of August 7, 2019 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.62		—	Fiftieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of November 24, 2020 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.63		—	Fifty-First Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of September 22, 2021 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

4.1		—	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005	*

4.2		—	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado Realty L.P., as Guarantor and The Bank of New York, as Trustee – Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 27, 2006	*
Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of such instruments

4.3		—	Description of Vornado Realty Trust securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	***

4.4		—	Description of Class A units of Vornado Realty L.P. and certain provisions of its agreement of limited partnership	***
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

10.1		—	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.2	**	—	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 – Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.3	**	—	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.4	**	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.5		—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2020	*

10.6	**	—	Second Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.7	**	—	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.8	**	—	Vornado Realty Trust's 2010 Omnibus Share Plan - Incorporated by reference to Exhibit 10.41 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11954) filed on August 3, 2010	*

10.9	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Incentive / Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.10	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.11	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.12	**	—	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11954) filed on February 26, 2013	*

10.13	**	—	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013	*

10.14	**	—	Employment agreement between Vornado Realty Trust and Michael J. Franco dated January 10, 2014 - Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014	*

10.15	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

10.16	**	—	Form of Performance Conditioned AO LTIP Award Agreement - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.17	**	—	Form of 2019 Amendment to Restricted LTIP Unit and Restricted Stock Agreements - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.18	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.19	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 10.39 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.20	**	—	Vornado Realty Trust 2019 Omnibus Share Plan - Incorporated by reference to Annex B to Vornado Realty Trust's Proxy Statement dated April 5, 2019 (File No. 001-11954), filed on April 5, 2019	*

10.21		—	Transaction Agreement between Vornado Realty L.P. and Crown Jewel Partner LLC, dated April 18, 2019 - Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11954), filed on July 29, 2019	*
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

10.22	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 10.32 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.23	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.33 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.24	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Incentive/Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.25	**	—	Employment agreement between Vornado Realty Trust and Glen J. Weiss dated May 25, 2018 - Incorporated by reference to Exhibit 10.35 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.26	**	—	Employment agreement between Vornado Realty Trust and Haim Chera dated April 19, 2019 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.27	**	—	Form of Vornado Realty Trust 2020 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.28	**	—	Form of Vornado Realty Trust 2021 Outperformance Plan Award Agreement for Executives – Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

10.29	**	—	Form of Vornado Realty Trust 2021 Outperformance Plan Award Agreement for Non-Executives – Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

10.30		—	Second Amended and Restated Revolving Credit Agreement dated as of April 15, 2021 among Vornado Realty L.P., as Borrower, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-11954), filed on August 2, 2021	*

10.31	**	—	Form of Vornado Realty Trust 2022 Long-term Performance Plan LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on form 10-K for the year ended December 31, 2021 (File No. 001-11954), filed on February 14, 2022	*

10.32	**	—	Employment agreement between Vornado Realty Trust and Barry Langer dated June 4, 2018 - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-11954), filed on May 2, 2022	*

10.33		—	Second Amended and Restated Term Loan Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

10.34		—	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.39 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

10.35		—	Third Amended and Restated Revolving Credit Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.40 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

10.36	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement granted in 2023	***

10.37	**	—	Form of Vornado Realty Trust 2023 Long-term Performance Plan LTPP Unit Award Agreement	***

__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

21		—	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.	***

23.1		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust	***

23.2		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.	***

31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust	***

31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust	***

31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.	***

31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.	***

32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust	***

32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust	***

32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.	***

32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.	***

101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.
***

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2022, formatted as iXBRL and contained in Exhibit 101.	***

_____________________________
	***		Filed herewith
ITEM 16.        FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

February 13, 2023	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 13, 2023
	(Steven Roth)	and Chief Executive Officer (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee	February 13, 2023
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 13, 2023
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee	February 13, 2023
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee	February 13, 2023
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee	February 13, 2023
(David Mandelbaum)

By:	/s/Raymond J. McGuire	Trustee	February 13, 2023
(Raymond J. McGuire)

By:	/s/Mandakini Puri	Trustee	February 13, 2023
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee	February 13, 2023
(Daniel R. Tisch)

By:	/s/Russell B. Wight, Jr.	Trustee	February 13, 2023
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer	February 13, 2023
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer	February 13, 2023
	(Deirdre Maddock)	(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

February 13, 2023	By:	/s/ Deirdre Maddock
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees and	February 13, 2023
	(Steven Roth)	Chief Executive Officer of Vornado Realty Trust (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 13, 2023
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	February 13, 2023
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee of Vornado Realty Trust	February 13, 2023
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee of Vornado Realty Trust	February 13, 2023
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 13, 2023
(David Mandelbaum)

By:	/s/Raymond J. McGuire	Trustee of Vornado Realty Trust	February 13, 2023
(Raymond J. McGuire)

By:	/s/Mandakini Puri	Trustee of Vornado Realty Trust	February 13, 2023
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	February 13, 2023
(Daniel R. Tisch)

By:	/s/Russell B. Wight, Jr.	Trustee of Vornado Realty Trust	February 13, 2023
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer of Vornado Realty Trust	February 13, 2023
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer of Vornado Realty Trust	February 13, 2023
	(Deirdre Maddock)	(Principal Accounting Officer)