Form 10-Q
period 2023-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2023-05-01
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2023
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of March 31, 2023, 191,880,615 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” and “VRLP” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 91.4% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	March 31, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land	$2,451,828	$2,451,828
Buildings and improvements	9,838,757	9,804,204
Development costs and construction in progress	1,058,518	933,334
Leasehold improvements and equipment	125,982	125,389
Total	13,475,085	13,314,755
Less accumulated depreciation and amortization	(3,546,942)	(3,470,991)
Real estate, net	9,928,143	9,843,764
Right-of-use assets	685,152	684,380
Cash and cash equivalents	890,957	889,689
Restricted cash	142,882	131,468
Investments in U.S. Treasury bills	276,645	471,962
Tenant and other receivables	95,034	81,170
Investments in partially owned entities	2,633,558	2,665,073
220 Central Park South condominium units ready for sale	37,644	43,599
Receivable arising from the straight-lining of rents	691,271	694,972
Deferred leasing costs, net of accumulated amortization of $239,454 and $237,395	366,960	373,555
Identified intangible assets, net of accumulated amortization of $100,616 and $98,139	137,161	139,638
Other assets	387,011	474,105
	$16,272,418	$16,493,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,717,338	$5,829,018
Senior unsecured notes, net	1,192,342	1,191,832
Unsecured term loan, net	793,517	793,193
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	740,301	735,969
Accounts payable and accrued expenses	441,741	450,881
Deferred revenue	37,879	39,882
Deferred compensation plan	98,996	96,322
Other liabilities	312,107	268,166
Total liabilities	9,909,221	9,980,263
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,817,410 and 14,416,891 units outstanding	348,208	345,157
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	351,743	348,692
Redeemable noncontrolling interest in a consolidated subsidiary	78,796	88,040
Total redeemable noncontrolling interests	430,539	436,732
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,880,615 and 191,866,880 shares	7,654	7,654
Additional capital	8,367,349	8,369,228
Earnings less than distributions	(3,961,392)	(3,894,580)
Accumulated other comprehensive income	95,562	174,967
Total shareholders' equity	5,691,632	5,839,728
Noncontrolling interests in consolidated subsidiaries	241,026	236,652
Total equity	5,932,658	6,076,380
	$16,272,418	$16,493,375
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2023	2022
REVENUES:
Rental revenues	$396,793	$397,283
Fee and other income	49,130	44,847
Total revenues	445,923	442,130
EXPENSES:
Operating	(228,773)	(216,529)
Depreciation and amortization	(106,565)	(117,443)
General and administrative	(41,595)	(41,216)
(Expense) benefit from deferred compensation plan liability	(3,728)	1,944
Transaction related costs and other	(658)	(1,005)
Total expenses	(381,319)	(374,249)

Income from partially owned entities	16,666	33,714
(Loss) income from real estate fund investments	(19)	5,674
Interest and other investment income, net	9,603	1,018
Income (loss) from deferred compensation plan assets	3,728	(1,944)
Interest and debt expense	(86,237)	(52,109)
Net gains on disposition of wholly owned and partially owned assets	7,520	6,552
Income before income taxes	15,865	60,786
Income tax expense	(4,667)	(7,411)
Net income	11,198	53,375
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	9,928	(9,374)
Operating Partnership	(429)	(1,994)
Net income attributable to Vornado	20,697	42,007
Preferred share dividends	(15,529)	(15,529)
NET INCOME attributable to common shareholders	$5,168	$26,478

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.03	$0.14
Weighted average shares outstanding	191,869	191,724

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.03	$0.14
Weighted average shares outstanding	191,881	192,038

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Net income	$11,198	$53,375
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate swaps and other	(81,536)	65,239
Other comprehensive (loss) income of nonconsolidated subsidiaries	(3,329)	9,205
Comprehensive (loss) income	(73,667)	127,819
Less comprehensive loss (income) attributable to noncontrolling interests	15,838	(16,502)
Comprehensive (loss) income attributable to Vornado	$(57,829)	$111,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	20,697	—	—	20,697
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(684)	(684)
Dividends on common shares ($0.375 per share)	—	—	—	—	—	(71,950)	—	—	(71,950)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	9	—	187	—	—	—	187
Under dividend reinvestment plan	—	—	6	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	6,128	6,128
Distributions	—	—	—	—	—	—	—	(811)	(811)
Deferred compensation shares and options	—	—	(1)	—	84	(30)	—	—	54
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(3,329)	—	(3,329)
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	—	(81,536)	—	(81,536)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	—	(22,964)	—	(879)	—	(23,843)
Noncontrolling interests' share of other comprehensive loss	—	—	—	—	—	—	6,339	(259)	6,080
Balance as of March 31, 2023	48,793	$1,182,459	191,881	$7,654	$8,367,349	$(3,961,392)	$95,562	$241,026	$5,932,658
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado	—	—	—	—	—	42,007	—	—	42,007
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	9,679	9,679
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,616)	—	—	(101,616)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	16	1	716	—	—	—	717
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	5	—	212	—	—	—	212
Contributions	—	—	—	—	—	—	—	481	481
Distributions	—	—	—	—	—	—	—	(35,961)	(35,961)
Deferred compensation shares and options	—	—	(2)	—	146	(85)	—	—	61
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	9,205	—	9,205
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	—	65,239	—	65,239
Redeemable Class A unit measurement adjustment	—	—	—	—	(46,651)	—	—	—	(46,651)
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(5,134)	—	(5,134)
Other	—	—	—	—	—	(6)	—	21	15
Balance as of March 31, 2022	48,793	$1,182,459	191,743	$7,649	$8,097,523	$(3,154,549)	$51,776	$253,112	$6,437,970
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$11,198	$53,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	112,578	122,271
Distributions of income from partially owned entities	38,706	37,778
Equity in net income of partially owned entities	(16,666)	(33,714)
Stock-based compensation expense	11,714	13,155
Net gains on disposition of wholly owned and partially owned assets	(7,520)	(6,552)
Straight-lining of rents	3,821	(21,335)
Change in deferred tax liability	2,591	3,173
Amortization of below-market leases, net	(1,367)	(917)
Net realized and unrealized income on real estate fund investments	—	(5,672)
Other non-cash adjustments	2,072	2,035
Changes in operating assets and liabilities:
Tenant and other receivables	(13,862)	(3,499)
Prepaid assets	(72,347)	29,451
Other assets	(6,746)	(9,807)
Accounts payable and accrued expenses	(1,411)	(7,421)
Other liabilities	29,111	(1,307)
Net cash provided by operating activities	91,872	171,014

Cash Flows from Investing Activities:
Proceeds from maturities of U.S. Treasury bills	197,294	—
Development costs and construction in progress	(135,550)	(209,738)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—
Additions to real estate	(57,032)	(30,900)
Proceeds from sale of condominium units at 220 Central Park South	14,216	15,095
Distributions of capital from partially owned entities	11,559	—
Investments in partially owned entities	(8,833)	(4,571)
Acquisitions of real estate and other	(1,000)	—
Purchase of U.S. Treasury bills	—	(645,920)
Proceeds from sales of real estate	—	81,399
Net cash provided by (used in) investing activities	125,654	(794,635)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Financing Activities:
Repayments of borrowings	$(110,400)	$(5,400)
Dividends paid on common shares	(71,950)	(101,616)
Dividends paid on preferred shares	(15,529)	(15,529)
Distributions to noncontrolling interests	(6,412)	(43,545)
Deferred financing costs	(2,798)	—
Contributions from noncontrolling interests	2,129	481
Proceeds received from exercise of employee share options and other	146	219
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(30)	(85)
Net cash used in financing activities	(204,844)	(165,475)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,682	(789,096)
Cash and cash equivalents and restricted cash at beginning of period	1,021,157	1,930,351
Cash and cash equivalents and restricted cash at end of period	$1,033,839	$1,141,255

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$889,689	$1,760,225
Restricted cash at beginning of period	131,468	170,126
Cash and cash equivalents and restricted cash at beginning of period	$1,021,157	$1,930,351

Cash and cash equivalents at end of period	$890,957	$973,858
Restricted cash at end of period	142,882	167,397
Cash and cash equivalents and restricted cash at end of period	$1,033,839	$1,141,255

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$85,429	$46,868
Cash payments for income taxes	$2,175	$2,159

Non-Cash Information:
Change in fair value of consolidated interest rate swaps and other	$(81,536)	$65,239
Accrued capital expenditures included in accounts payable and accrued expenses	70,132	86,667
Redeemable Class A unit measurement adjustment	(23,843)	(46,651)
Write-off of fully depreciated assets	(17,776)	(23,735)
Additional estimated lease liability arising from the recognition of right-of-use asset	—	350,000
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	—	3,024
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	March 31, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land	$2,451,828	$2,451,828
Buildings and improvements	9,838,757	9,804,204
Development costs and construction in progress	1,058,518	933,334
Leasehold improvements and equipment	125,982	125,389
Total	13,475,085	13,314,755
Less accumulated depreciation and amortization	(3,546,942)	(3,470,991)
Real estate, net	9,928,143	9,843,764
Right-of-use assets	685,152	684,380
Cash and cash equivalents	890,957	889,689
Restricted cash	142,882	131,468
Investments in U.S. Treasury bills	276,645	471,962
Tenant and other receivables	95,034	81,170
Investments in partially owned entities	2,633,558	2,665,073
220 Central Park South condominium units ready for sale	37,644	43,599
Receivable arising from the straight-lining of rents	691,271	694,972
Deferred leasing costs, net of accumulated amortization of $239,454 and $237,395	366,960	373,555
Identified intangible assets, net of accumulated amortization of $100,616 and $98,139	137,161	139,638
Other assets	387,011	474,105
	$16,272,418	$16,493,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,717,338	$5,829,018
Senior unsecured notes, net	1,192,342	1,191,832
Unsecured term loan, net	793,517	793,193
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	740,301	735,969
Accounts payable and accrued expenses	441,741	450,881
Deferred revenue	37,879	39,882
Deferred compensation plan	98,996	96,322
Other liabilities	312,107	268,166
Total liabilities	9,909,221	9,980,263
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,817,410 and 14,416,891 units outstanding	348,208	345,157
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	351,743	348,692
Redeemable noncontrolling interest in a consolidated subsidiary	78,796	88,040
Total redeemable noncontrolling interests	430,539	436,732
Partners' equity:
Partners' capital	9,557,462	9,559,341
Earnings less than distributions	(3,961,392)	(3,894,580)
Accumulated other comprehensive income	95,562	174,967
Total partners' equity	5,691,632	5,839,728
Noncontrolling interests in consolidated subsidiaries	241,026	236,652
Total equity	5,932,658	6,076,380
	$16,272,418	$16,493,375
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2023	2022
REVENUES:
Rental revenues	$396,793	$397,283
Fee and other income	49,130	44,847
Total revenues	445,923	442,130
EXPENSES:
Operating	(228,773)	(216,529)
Depreciation and amortization	(106,565)	(117,443)
General and administrative	(41,595)	(41,216)
(Expense) benefit from deferred compensation plan liability	(3,728)	1,944
Transaction related costs and other	(658)	(1,005)
Total expenses	(381,319)	(374,249)

Income from partially owned entities	16,666	33,714
(Loss) income from real estate fund investments	(19)	5,674
Interest and other investment income, net	9,603	1,018
Income (loss) from deferred compensation plan assets	3,728	(1,944)
Interest and debt expense	(86,237)	(52,109)
Net gains on disposition of wholly owned and partially owned assets	7,520	6,552
Income before income taxes	15,865	60,786
Income tax expense	(4,667)	(7,411)
Net income	11,198	53,375
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	9,928	(9,374)
Net income attributable to Vornado Realty L.P.	21,126	44,001
Preferred unit distributions	(15,558)	(15,558)
NET INCOME attributable to Class A unitholders	$5,568	$28,443

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.03	$0.14
Weighted average units outstanding	205,802	205,141

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.03	$0.14
Weighted average units outstanding	205,814	205,896
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Net income	$11,198	$53,375
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate swaps and other	(81,536)	65,239
Other comprehensive (loss) income of nonconsolidated subsidiaries	(3,329)	9,205
Comprehensive (loss) income	(73,667)	127,819
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	10,187	(9,374)
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(63,480)	$118,445

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended March 31, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	21,126	—	—	21,126
Net income attributable to redeemable partnership units	—	—	—	—	(429)	—	—	(429)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(684)	(684)
Distributions to Vornado ($0.375 per unit)	—	—	—	—	(71,950)	—	—	(71,950)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	9	187	—	—	—	187
Under Vornado's dividend reinvestment plan	—	—	6	146	—	—	—	146
Contributions	—	—	—	—	—	—	6,128	6,128
Distributions	—	—	—	—	—	—	(811)	(811)
Deferred compensation units and options	—	—	(1)	84	(30)	—	—	54
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(3,329)	—	(3,329)
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	(81,536)	—	(81,536)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	(22,964)	—	(879)	—	(23,843)
Noncontrolling interests' share of other comprehensive loss	—	—	—	—	—	6,339	(259)	6,080
Balance as of March 31, 2023	48,793	$1,182,459	191,881	$8,375,003	$(3,961,392)	$95,562	$241,026	$5,932,658
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended March 31, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado Realty L.P.	—	—	—	—	44,001	—	—	44,001
Net income attributable to redeemable partnership units	—	—	—	—	(1,994)	—	—	(1,994)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	9,679	9,679
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,616)	—	—	(101,616)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	16	717	—	—	—	717
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	5	212	—	—	—	212
Contributions	—	—	—	—	—	—	481	481
Distributions	—	—	—	—	—	—	(35,961)	(35,961)
Deferred compensation units and options	—	—	(2)	146	(85)	—	—	61
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	9,205	—	9,205
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	65,239	—	65,239
Redeemable Class A unit measurement adjustment	—	—	—	(46,651)	—	—	—	(46,651)
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(5,134)	—	(5,134)
Other	—	—	—	—	(6)	—	21	15
Balance as of March 31, 2022	48,793	$1,182,459	191,743	$8,105,172	$(3,154,549)	$51,776	$253,112	$6,437,970
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$11,198	$53,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	112,578	122,271
Distributions of income from partially owned entities	38,706	37,778
Equity in net income of partially owned entities	(16,666)	(33,714)
Stock-based compensation expense	11,714	13,155
Net gains on disposition of wholly owned and partially owned assets	(7,520)	(6,552)
Straight-lining of rents	3,821	(21,335)
Change in deferred tax liability	2,591	3,173
Amortization of below-market leases, net	(1,367)	(917)
Net realized and unrealized income on real estate fund investments	—	(5,672)
Other non-cash adjustments	2,072	2,035
Changes in operating assets and liabilities:
Tenant and other receivables	(13,862)	(3,499)
Prepaid assets	(72,347)	29,451
Other assets	(6,746)	(9,807)
Accounts payable and accrued expenses	(1,411)	(7,421)
Other liabilities	29,111	(1,307)
Net cash provided by operating activities	91,872	171,014

Cash Flows from Investing Activities:
Proceeds from maturities of U.S. Treasury bills	197,294	—
Development costs and construction in progress	(135,550)	(209,738)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—
Additions to real estate	(57,032)	(30,900)
Proceeds from sale of condominium units at 220 Central Park South	14,216	15,095
Distributions of capital from partially owned entities	11,559	—
Investments in partially owned entities	(8,833)	(4,571)
Acquisitions of real estate and other	(1,000)	—
Purchase of U.S. Treasury bills	—	(645,920)
Proceeds from sales of real estate	—	81,399
Net cash provided by (used in) investing activities	125,654	(794,635)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Financing Activities:
Repayments of borrowings	$(110,400)	$(5,400)
Distributions to Vornado	(71,950)	(101,616)
Distributions to preferred unitholders	(15,529)	(15,529)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(6,412)	(43,545)
Deferred financing costs	(2,798)	—
Contributions from noncontrolling interests in consolidated subsidiaries	2,129	481
Proceeds received from exercise of Vornado stock options and other	146	219
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(30)	(85)
Net cash used in financing activities	(204,844)	(165,475)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,682	(789,096)
Cash and cash equivalents and restricted cash at beginning of period	1,021,157	1,930,351
Cash and cash equivalents and restricted cash at end of period	$1,033,839	$1,141,255

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$889,689	$1,760,225
Restricted cash at beginning of period	131,468	170,126
Cash and cash equivalents and restricted cash at beginning of period	$1,021,157	$1,930,351

Cash and cash equivalents at end of period	$890,957	$973,858
Restricted cash at end of period	142,882	167,397
Cash and cash equivalents and restricted cash at end of period	$1,033,839	$1,141,255

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$85,429	$46,868
Cash payments for income taxes	$2,175	$2,159

Non-Cash Information:
Change in fair value of consolidated interest rate swaps and other	$(81,536)	$65,239
Accrued capital expenditures included in accounts payable and accrued expenses	70,132	86,667
Redeemable Class A unit measurement adjustment	(23,843)	(46,651)
Write-off of fully depreciated assets	(17,776)	(23,735)
Additional estimated lease liability arising from the recognition of right-of-use asset	—	350,000
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	—	3,024
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of March 31, 2023. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
2.    Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three months ended March 31, 2023 and 2022 is set forth in Note 19 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2023
	Total	New York	Other
Property rentals	$376,829	$307,722	$69,107
Trade shows	5,048	—	5,048
Lease revenues(1)	381,877	307,722	74,155
Tenant services	9,769	7,582	2,187
Parking revenues	5,147	4,212	935
Rental revenues	396,793	319,516	77,277
BMS cleaning fees	35,328	37,678	(2,350)	(2)
Management and leasing fees	3,049	3,173	(124)
Other income	10,753	3,447	7,306
Fee and other income	49,130	44,298	4,832
Total revenues	$445,923	$363,814	$82,109
____________________
See notes below.

(Amounts in thousands)	For the Three Months Ended March 31, 2022
	Total	New York	Other
Property rentals	$377,887	$307,723	$70,164
Trade shows	5,144	—	5,144
Lease revenues(1)	383,031	307,723	75,308
Tenant services	9,889	7,411	2,478
Parking revenues	4,363	3,711	652
Rental revenues	397,283	318,845	78,438
BMS cleaning fees	32,691	34,711	(2,020)	(2)
Management and leasing fees	2,769	2,967	(198)
Other income	9,387	2,025	7,362
Fee and other income	44,847	39,703	5,144
Total revenues	$442,130	$358,548	$83,582
____________________
(1)The components of lease revenues were as follows:

	For the Three Months Ended March 31,
	2023	2022
Fixed billings	$347,914	$329,251
Variable billings	37,939	32,974
Total contractual operating lease billings	385,853	362,225
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	(3,976)	20,806
Lease revenues	$381,877	$383,031
(2)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

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
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which, prior to the transaction described below, owned the 24.3% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. Through our interests in the Fund and the Crowne Plaza Joint Venture, in total we owned an indirect, minority 32.8% interest in the Crowne Plaza Times Square Hotel. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements retaining the fair value basis of accounting.
In June 2020, the Fund and the Crowne Plaza Joint Venture (collectively, the "Crowne Plaza Co-Investors") defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. In 2021, the mezzanine lender to the Crowne Plaza Co-Investors exercised its right under the loan documents and appointed an independent director to certain subsidiaries of the Crowne Plaza Co-Investors. Since then, neither we nor the Fund controlled Crowne Plaza Times Square Hotel nor have we or the Fund been involved in making any operating decisions relating to Crowne Plaza Times Square Hotel. In December 2022, the Fund entered into a Restructuring Support Agreement with certain of its subsidiaries and the lender of the loan on the Crowne Plaza Times Square Hotel, pursuant to which the independent director caused the subsidiaries to enter into a Chapter 11 bankruptcy restructuring process and the Fund agreed to work consensually with such subsidiaries and the lender to effectuate a transfer of ownership of the hotel property through a court supervised auction process, or an equitization of the secured loans held by the lender. On March 21, 2023, the bankruptcy court confirmed the subsidiaries' Chapter 11 plan of reorganization, which became effective on March 31, 2023. Following the Chapter 11 reorganization, neither we nor the Fund have any continuing ownership or other interest in the hotel property. As we have no carrying value or contingent liabilities related to Crowne Plaza, there is no impact to our consolidated financial statements for the three months ended March 31, 2023.
As of March 31, 2023, we had one real estate fund investment carried at zero on our consolidated balance sheet, $28,815,000 below cost, and had remaining unfunded commitments of $28,465,000, of which our share was $8,849,000.
Below is a summary of (loss) income from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Previously recorded unrealized loss on exited investments	$247,575	$—
Realized loss on exited investments	(247,575)	—
Net investment (loss) income	(19)	2
Net unrealized income on held investments	—	5,672
(Loss) income from real estate fund investments	(19)	5,674
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	239	(3,964)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$220	$1,710
The table below summarizes the changes in the fair value of the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$—	$7,730
Previously recorded unrealized loss on exited investments	247,575	—
Realized loss on exited investments	(247,575)	—
Net unrealized income on held investments	—	5,672
Ending balance	$—	$13,402

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of March 31, 2023, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion aggregate liquidation preference of preferred equity interests in certain of the Properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
Fifth Avenue and Times Square JV operates pursuant to a limited partnership agreement (the “Partnership Agreement”) among VRLP, a wholly owned subsidiary of VRLP (“Vornado GP”) and the Investors. Vornado GP is the general partner of Fifth Avenue and Times Square JV. VRLP is jointly and severally liable with Vornado GP for Vornado GP’s obligations under the Partnership Agreement. Pursuant to the Partnership Agreement and the organizational documents of the entities owning the Properties, the Investors or directors of the entities owning the Properties appointed by the Investors, as the case may be, have the right to approve annual business plans and budgets for the Properties and certain other specified major decisions with respect to the Properties and Fifth Avenue and Times Square JV. The Partnership Agreement affords the Investors the right to remove and replace Vornado GP in the event Vornado GP or certain of its affiliates commit fraud or other bad acts in connection with Fifth Avenue and Times Square JV, become bankrupt or insolvent, or default on certain of their respective obligations under the Partnership Agreement (subject to notice and cure periods in certain circumstances). The Partnership Agreement includes (i) remedies for the failure of any partner to make a required capital contribution for necessary expenses and (ii) liquidity provisions, including transfer rights subject to mutual rights of first offer and a mutual buy-sell, customary for similar partnerships. Subject to certain limitations, commencing April 19, 2024, either party may transfer more than 50% or control of their respective interests in Fifth Avenue and Times Square JV or exercise the buy-sell on a Property-by-Property basis. In the event the buy-sell is exercised with respect to any Property in which VRLP holds preferred equity and VRLP is the selling partner in the buy-sell, VRLP may elect whether or not to include its preferred equity in the buy-sell for the Property to be sold.
As of March 31, 2023, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $859,004,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
On December 21, 2022, the 697-703 Fifth Avenue $450,000,000 non-recourse mortgage loan matured and was not repaid, at which time the lenders declared an event of default and $29,000,000 of property-level funds were applied by the lenders against the principal balance, resulting in a $421,000,000 loan balance. The loan bears default interest at the Prime Rate plus 1.00% (9.00% as of March 31, 2023). The Fifth Avenue and Times Square JV is in negotiations with the lenders regarding a restructuring but there can be no assurance as to the timing and ultimate resolution of these negotiations.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of March 31, 2023, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
On March 8, 2023, Alexander's entered into an agreement to sell the Rego Park III land parcel, located in Queens, New York, for $71,060,000, inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. Alexander's anticipates the closing of the sale in the second quarter of 2023 and will recognize a financial statement gain of approximately $54,000,000. Upon completion of the sale, we will recognize our approximate $16,000,000 share of the net gain.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Alexander's, Inc. - continued
As of March 31, 2023, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s March 31, 2023 closing share price of $193.75, was $320,476,000, or $237,752,000 in excess of the carrying amount on our consolidated balance sheets. As of March 31, 2023, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,758,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2023	Balance as of
		March 31, 2023	December 31, 2022
Investments:
Fifth Avenue and Times Square JV (see page 23 for details)	51.5%	$2,262,393	$2,272,320
Partially owned office buildings/land(1)	Various	177,971	182,180
Alexander's (see page 23 and above for details)	32.4%	82,724	87,796
Other investments(2)	Various	110,470	122,777
		$2,633,558	$2,665,073
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(65,513)	$(65,522)
85 Tenth Avenue	49.9%	(13,544)	(16,006)
		$(79,057)	$(81,528)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2023	For the Three Months Ended March 31,
		2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 23 for details):
Equity in net income	51.5%	$10,199	$16,309
Return on preferred equity, net of our share of the expense		9,226	9,226
		19,425	25,535
Alexander's (see page 23 and above for details):
Equity in net income	32.4%	3,571	4,671
Management, leasing and development fees		1,173	1,020
		4,744	5,691

Partially owned office buildings(1)	Various	(8,963)	1,292

Other investments(2)	Various	1,460	1,196

		$16,666	$33,714
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
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
Pursuant to the agreements, Citadel master leases 350 Park Avenue, a 585,000 square foot Manhattan office building, on an “as is” basis for ten years, with an initial annual net rent of $36,000,000. Per the terms of the lease, no tenant allowance or free rent was provided. In the first quarter of 2023, we commenced revenue recognition of the master lease. Citadel will also master lease Rudin’s adjacent property at 40 East 52nd Street (390,000 square feet).
In addition, we have entered into a joint venture with Rudin (“Vornado/Rudin”) to purchase 39 East 51st Street for $40,000,000 and, upon formation of the KG joint venture described below, will combine that property with 350 Park Avenue and 40 East 52nd Street to create a premier development site (collectively, the “Site”). The purchase is expected to close in the second quarter of 2023.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	March 31, 2023	December 31, 2022
Identified intangible assets:
Gross amount	$237,777	$237,777
Accumulated amortization	(100,616)	(98,139)
Total, net	$137,161	$139,638
Identified intangible liabilities (included in deferred revenue):
Gross amount	$244,396	$244,396
Accumulated amortization	(210,450)	(208,592)
Total, net	$33,946	$35,804
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1,367,000 and $917,000 for the three months ended March 31, 2023 and 2022, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2024 is below:

(Amounts in thousands)
2024	$2,352
2025	941
2026	299
2027	(148)
2028	(43)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,987,000 and $4,125,000 for the three months ended March 31, 2023 and 2022, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2024 is below:

(Amounts in thousands)
2024	$7,128
2025	6,078
2026	5,884
2027	5,449
2028	4,290

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Debt
Secured Debt
150 West 34th Street Loan Participation
On January 9, 2023, our $105,000,000 participation in the $205,000,000 mortgage loan on 150 West 34th Street was repaid, which reduced “other assets” and “mortgages payable, net” on our consolidated balance sheets by $105,000,000. The remaining $100,000,000 mortgage loan balance bears interest at SOFR plus 1.86%, subject to an interest rate cap arrangement with a SOFR strike rate of 4.10%, and matures in May 2024.

The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at March 31, 2023(1)	Balance as of
		March 31, 2023	December 31, 2022
Mortgages Payable:
Fixed rate	3.63%	$3,569,550	$3,570,000
Variable rate(2)	5.57%	2,197,665	2,307,615
Total	4.37%	5,767,215	5,877,615
Deferred financing costs, net and other		(49,877)	(48,597)
Total, net		$5,717,338	$5,829,018
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(7,658)	(8,168)
Senior unsecured notes, net		1,192,342	1,191,832

Unsecured term loan	4.05%	800,000	800,000
Deferred financing costs, net and other		(6,483)	(6,807)
Unsecured term loan, net		793,517	793,193

Unsecured revolving credit facilities	3.88%	575,000	575,000

Total, net		$2,560,859	$2,560,025
____________________
(1)Represents the interest rate in effect as of March 31, 2023 based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable. See Note 13 - Fair Value Measurements for further information on our consolidated hedging instruments.
(2)As of March 31, 2023, $2,009,119 of our variable rate debt is subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average strike rate of 3.98% and a weighted average remaining term of 11 months.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$348,692	$590,975
Net income	429	1,994
Other comprehensive (loss) income	(6,080)	5,134
Distributions	(5,601)	(7,584)
Redemption of Class A units for Vornado common shares, at redemption value	(187)	(717)
Redeemable Class A unit measurement adjustment	23,843	46,651
Other, net	(9,353)	13,305
Ending balance	$351,743	$649,758
As of March 31, 2023 and December 31, 2022, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $348,208,000 and $345,157,000, respectively, based on the aggregate carrying amount of such units.
On April 26, 2023, Vornado announced that it will postpone dividends on its common shares until the end of 2023, at which time, upon finalization of its 2023 taxable income, including the impact of asset sales, it will pay the 2023 dividend in either (i) cash, or (ii) a combination of cash and securities, as determined by its Board of Trustees. Distributions to redeemable Class A unitholders will correspondingly be postponed with the postponement of dividends to Vornado common shareholders.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,383,000 as of March 31, 2023 and December 31, 2022, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns The Farley Building (the "Farley Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions to the Farley Project and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three months ended March 31, 2023 and 2022.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$88,040	$97,708
Net loss	(9,244)	(305)
Ending balance	$78,796	$97,403

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
11.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended March 31,
	2023	2022
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.375	$0.53
Preferred shares/units(1)
Convertible Preferred:
6.5% Series A: authorized 12,902 shares/units(2)	0.8125	0.8125
Cumulative Redeemable Preferred(1)(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781
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
(3)Series L and Series M preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. Series N preferred shares/units are redeemable commencing November 2025 and Series O preferred shares/units are redeemable commencing September 2026, each at a redemption price of $25.00 per share/unit.
On April 26, 2023, Vornado announced that it will postpone dividends on its common shares until the end of 2023, at which time, upon finalization of its 2023 taxable income, including the impact of asset sales, it will pay the 2023 dividend in either (i) cash, or (ii) a combination of cash and securities, as determined by its Board of Trustees. Distributions to Class A unitholders of the Operating Partnership will correspondingly be postponed with the postponement of dividends to Vornado common shareholders.
Vornado also announced that its Board of Trustees has authorized the repurchase of up to $200,000,000 of its outstanding common shares under a newly established share repurchase program. Cash retained from dividends or from asset sales will be used to reduce debt and/or fund share repurchases. To the extent Vornado repurchases any of its common shares, in order to fund the common share repurchase and maintain the one-to-one ratio of the number of Vornado common shares outstanding and the number of Class A units owned by Vornado, the Operating Partnership will repurchase from Vornado an equal number of its Class A units at the same price.
Share repurchases may be made from time to time in the open market, through privately negotiated transactions or through other means as permitted by federal securities laws, including through block trades, accelerated share repurchase transactions and/or trading plans intended to qualify under Rule 10b5-1. The timing, manner, price and amount of any repurchases will be determined in Vornado’s discretion depending on business, economic and market conditions, corporate and regulatory requirements, prevailing prices for Vornado’s common shares, alternative uses for capital and other considerations. The program does not have an expiration date and may be suspended or discontinued at any time and does not obligate Vornado to make any repurchases of its common shares.
12.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of March 31, 2023 and December 31, 2022, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of March 31, 2023 and December 31, 2022, the net carrying amount of our investments in these entities was $56,019,000 and $68,223,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Project and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of March 31, 2023, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $5,001,249,000 and $2,764,740,000, respectively. As of December 31, 2022, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,423,995,000 and $2,345,726,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) investments in U.S. Treasury bills (classified as available-for-sale), (ii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iii) loans receivable (for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10")), (iv) interest rate swaps and caps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below, aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills (1)	$276,645	$276,645	$—	$—
Deferred compensation plan assets ($11,209 included in restricted cash and $87,787 in other assets)	98,996	58,369	—	40,627
Loans receivable ($51,092 included in investments in partially owned entities and $4,177 in other assets)	55,269	—	—	55,269
Interest rate swaps and caps (included in other assets)	129,208	—	129,208	—
Total assets	$560,118	$335,014	$129,208	$95,896

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
Interest rate swaps (included in other liabilities)	15,009	—	15,009	—
Total liabilities	$64,392	$49,383	$15,009	$—

(Amounts in thousands)	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills	$471,962	$471,962	$—	$—
Deferred compensation plan assets ($7,763 included in restricted cash and $88,559 in other assets)	96,322	57,406	—	38,916
Loans receivable ($50,091 included in investments in partially owned entities and $4,306 in other assets)	54,397	—	—	54,397
Interest rate swaps and caps (included in other assets)	183,804	—	183,804	—
Total assets	$806,485	$529,368	$183,804	$93,313

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
____________________
(1) During the three months ended March 31, 2023, we realized proceeds of $200,000 from maturing U.S. Treasury bills. As of March 31, 2023, our investments in U.S. Treasury bills had an aggregate accreted cost of $276,615 and have remaining maturities of less than one year. As of December 31, 2022, our investments in U.S. Treasury bills had an aggregate accreted cost of $473,171.

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$38,916	$45,016
Purchases	643	843
Sales	(506)	(907)
Realized and unrealized gains (losses)	1,113	(1,240)
Other, net	461	814
Ending balance	$40,627	$44,526
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

Unobservable Quantitative Input	As of March 31, 2023	As of December 31, 2022
Discount rates	7.5%	7.5%
Terminal capitalization rates	5.5%	5.5%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$54,397	$50,182
Interest accrual	1,283	1,199
Paydowns	(411)	(533)
Ending balance	$55,269	$50,848

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2023 and December 31, 2022.

(Amounts in thousands)	As of March 31, 2023						As of December 31, 2022
	Notional Amount		All-In Swapped Rate	Swap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	2.26%	05/24	$39,859	$—	$49,888
Forward swap (effective 05/24)	840,000	(1)	5.92%	05/26	—	14,239	—
770 Broadway mortgage loan	700,000		4.98%	07/27	18,448	—	29,226
PENN 11 mortgage loan	500,000		2.22%	03/24	20,640	—	26,587
Unsecured revolving credit facility	575,000		3.88%	08/27	15,354	—	24,457
Unsecured term loan(2)	800,000		4.05%	(2)	12,408	770	21,024
100 West 33rd Street mortgage loan	480,000		5.06%	06/27	283	—	6,886
888 Seventh Avenue mortgage loan	200,000	(3)	4.76%	09/27	3,458	—	6,544
4 Union Square South mortgage loan	99,550	(4)	3.74%	01/25	3,153	—	4,050
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(5)	11/23	5,765	—	7,590
One Park Avenue mortgage loan(6)	525,000		(6)	03/25	7,718	—	5,472
Various mortgage loans					2,122	—	2,080
					$129,208	$15,009	$183,804
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan. In March 2023, we entered into the forward swap arrangement detailed above.
(2)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan. In February 2023, we entered into a forward interest rate swap arrangement for $150,000 of the $800,000 unsecured term loan. The unsecured term loan, which matures in December 2027, is subject to various interest rate swap arrangements through August 2027, which are detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+130)
Through 10/23	$800,000	4.05%	$—
10/23 through 07/25	700,000	4.53%	100,000
07/25 through 10/26	550,000	4.36%	250,000
10/26 through 08/27	50,000	4.04%	750,000

(3)The remaining $72,400 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (6.47% as of March 31, 2023).
(4)The remaining $20,450 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.17% as of March 31, 2023).
(5)LIBOR cap strike rate of 4.00%.
(6)SOFR strike rate of 3.89%. In March 2023, we entered into a forward cap arrangement which expires in March 2025 and is effective upon the March 2024 expiration of the currently in-place cap. The forward cap has a SOFR strike rate of 3.89%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of March 31, 2023. As of December 31, 2022, we had assets measured at fair value on a nonrecurring basis on our consolidated balance sheets with an aggregate fair value of $2,352,328,000, representing real estate investments, including our investment in Fifth Avenue and Times Square JV as well as wholly owned street retail assets, that were written down to estimated fair value for impairment purposes and were classified as Level 3 investments. Our estimate of the fair value of these assets was measured using discounted cash flow analyses based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including capitalization rates and discount rates. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate assets.

	As of December 31, 2022
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

(Amounts in thousands)	As of March 31, 2023			As of December 31, 2022
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$578,088		$578,000	$402,903		$403,000
Debt:
Mortgages payable	$5,767,215		$5,577,000	$5,877,615		$5,697,000
Senior unsecured notes	1,200,000		972,000	1,200,000		1,021,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,342,215	(1)	$7,924,000	$8,452,615	(1)	$8,093,000
____________________
(1)Excludes $64,018 and $63,572 of deferred financing costs, net and other as of March 31, 2023 and December 31, 2022, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $11,714,000 and $13,155,000 for the three months ended March 31, 2023 and 2022, respectively.
2023 Long-Term Performance Award
On January 11, 2023, the Compensation Committee of Vornado's Board of Trustees approved the 2023 Long-Term Performance Plan (“LTPP"), a multi-year, restricted operating partnership ("LTIP") units-based performance equity compensation plan. Awards under the 2023 LTPP are bifurcated between operational performance (50%) and relative performance (50%) measurements and may be earned at specified threshold, target and maximum levels.
The operational component awards may be earned based on Vornado’s 2023 operational performance in the following categories:
•FFO, as adjusted per share (75% weighting); and
•ESG performance metrics consisting of greenhouse emissions reductions, GRESB score and Green Building Certification (LEED) achievements (aggregate 25% weighting).
Any LTPP award units tentatively earned based on Vornado’s 2023 operational performance are subject to an absolute return modifier pursuant to which such award units are subject to a potential reduction (but not increase) of up to 30% if Vornado’s aggregate total three-year total shareholder return ("TSR") is below specified levels.
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
15.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Interest on cash and cash equivalents and restricted cash	$5,674	$64
Amortization of discount on investments in U.S. Treasury bills	3,445	129
Interest on loans receivable	484	825
	$9,603	$1,018
16.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Interest expense	$89,081	$50,801
Capitalized interest and debt expense	(8,857)	(3,520)
Amortization of deferred financing costs	6,013	4,828
	$86,237	$52,109

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    Income Per Share/Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted income per common share which includes weighted average common shares outstanding and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Our share-based payment awards, including employee stock options, restricted Operating Partnership units ("OP Units"), out-performance plan awards ("OPPs"), Appreciation-Only Long-Term Incentive Plan Units ("AO LTIP Units"), and LTPP Units, are included in the calculation of diluted income per share using the treasury stock method if dilutive. Our convertible securities, including our Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units and Series D-13 redeemable preferred units, are reflected in diluted income per share by application of the if-converted method if dilutive.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Vornado	$20,697	$42,007
Preferred share dividends	(15,529)	(15,529)
Net income attributable to common shareholders	5,168	26,478
Earnings allocated to unvested participating securities	(1)	(5)
Numerator for basic and diluted income per share	$5,167	$26,473

Denominator:
Denominator for basic income per share - weighted average shares	191,869	191,724
Effect of dilutive securities(1):
Share-based payment awards	12	314
Denominator for diluted income per share - weighted average shares and assumed conversions	191,881	192,038

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.03	$0.14

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.03	$0.14
____________________
(1)The effect of dilutive securities excluded an aggregate of 17,147 and 15,185 weighted average common share equivalents for the three months ended March 31, 2023 and 2022, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    Income Per Share/Income Per Class A Unit - continued
Vornado Realty L.P.
The following table presents the calculations of (i) basic income per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted income per Class A unit which includes the weighted average Class A units outstanding and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include Vornado restricted stock awards and our OP Units, based on the two-class method. Our other share-based payment awards, including Vornado stock options, OPPs, AO LTIP Units, and LTPP Units, are included in the calculation of diluted income per Class A unit using the treasury stock method if dilutive. Our convertible securities, including our Series A convertible preferred units, Series G-1 through G-4 convertible preferred units and Series D-13 redeemable preferred units, are reflected in diluted income per Class A unit by application of the if-converted method if dilutive.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Vornado Realty L.P.	$21,126	$44,001
Preferred unit distributions	(15,558)	(15,558)
Net income attributable to Class A unitholders	5,568	28,443
Earnings allocated to unvested participating securities	(340)	(639)
Numerator for basic and diluted income per Class A unit	$5,228	$27,804

Denominator:
Denominator for basic income per Class A unit – weighted average units	205,802	205,141
Effect of dilutive securities(1):
Share-based payment awards	12	755
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	205,814	205,896

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.03	$0.14

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.03	$0.14
____________________
(1)The effect of dilutive securities excluded an aggregate of 3,214 and 1,327 weighted average Class A unit equivalents for the three months ended March 31, 2023 and 2022, respectively, as their effect was anti-dilutive.

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
In January 2022, we exercised a 25-year renewal option on our PENN 1 ground lease extending the term through June 2073. As a result of the exercise, we remeasured the related ground lease liability to include the 25-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000 within "right-of-use assets" and "lease liabilities", respectively, on our consolidated balance sheets. The ground lease is subject to fair market value resets every 25 years over the lease term, with the next reset occurring in June 2023.
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court's decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. In April 2023, we entered into a settlement with affiliates of the successor to Regus PLC, pursuant to which we agreed to discontinue all legal proceedings against the Regus PLC successor and its affiliates in exchange for a payment to us of $21,350,000, which will be recognized in our consolidated statements of income in the second quarter of 2023.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of March 31, 2023, the aggregate dollar amount of these guarantees and master leases is approximately $1,026,000,000. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development (“ESD”), an entity of New York State, for the Farley Building. The aggregate dollar amount of the guarantee is $510,000,000 but the guarantee will be terminated if we surrender possession of the property to ESD or if we no longer hold a direct or indirect interest in the property.
As of March 31, 2023, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns The Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2023, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the March 31, 2023 fair value of the Fund assets, at liquidation we would be required to make a $26,200,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of March 31, 2023, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of March 31, 2023, we have construction commitments aggregating approximately $351,000,000.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended March 31, 2023
	Total	New York	Other
Total revenues	$445,923	$363,814	$82,109
Operating expenses	(228,773)	(188,321)	(40,452)
NOI - consolidated	217,150	175,493	41,657
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,764)	(4,823)	(6,941)
Add: NOI from partially owned entities	68,097	65,324	2,773
NOI at share	273,483	235,994	37,489
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	5,052	5,033	19
NOI at share - cash basis	$278,535	$241,027	$37,508

(Amounts in thousands)	For the Three Months Ended March 31, 2022
	Total	New York	Other
Total revenues	$442,130	$358,548	$83,582
Operating expenses	(216,529)	(177,535)	(38,994)
NOI - consolidated	225,601	181,013	44,588
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,035)	(13,310)	(6,725)
Add: NOI from partially owned entities	78,692	75,964	2,728
NOI at share	284,258	243,667	40,591
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,130)	(3,975)	845
NOI at share - cash basis	$281,128	$239,692	$41,436
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Net income	$11,198	$53,375
Depreciation and amortization expense	106,565	117,443
General and administrative expense	41,595	41,216
Transaction related costs and other	658	1,005
Income from partially owned entities	(16,666)	(33,714)
Loss (income) from real estate fund investments	19	(5,674)
Interest and other investment income, net	(9,603)	(1,018)
Interest and debt expense	86,237	52,109
Net gains on disposition of wholly owned and partially owned assets	(7,520)	(6,552)
Income tax expense	4,667	7,411
NOI from partially owned entities	68,097	78,692
NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,764)	(20,035)
NOI at share	273,483	284,258
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	5,052	(3,130)
NOI at share - cash basis	$278,535	$281,128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of March 31, 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of March 31, 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
May 1, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions, including the form of any 2023 dividend payments, and the amount and form of potential share repurchases and/or asset sales. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.
Currently, some of the factors are the increase in interest rates and inflation and the continuing effects of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect that these factors have had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2023. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of March 31, 2023. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding these factors.
Our business has been, and may continue to be, affected by the increase in interest rates and inflation and the continuing effect of the COVID-19 pandemic and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.
Vornado Realty Trust
Quarter Ended March 31, 2023 Financial Results Summary
Net income attributable to common shareholders for the quarter ended March 31, 2023 was $5,168,000, or $0.03 per diluted share, compared to $26,478,000, or $0.14 per diluted share, for the prior year’s quarter. The quarters ended March 31, 2023 and 2022 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended March 31, 2023 by $2,795,000, or $0.02 per diluted share, and decreased net income attributable to common shareholders by $5,204,000, or $0.02 per diluted share, for the quarter ended March 31, 2022.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2023 was $119,083,000, or $0.61 per diluted share, compared to $154,908,000, or $0.80 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2023 and 2022 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2023 by $2,795,000, or $0.01 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions by $2,595,000, or $0.01 per diluted share, for the quarter ended March 31, 2022.
The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Certain (income) expense items that impact net income attributable to common shareholders:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	$(6,173)	$(5,412)
Deferred tax liability on our investment in The Farley Building (held through a taxable REIT subsidiary)	2,875	3,173
Other	288	7,829
	(3,010)	5,590
Noncontrolling interests' share of above adjustments	215	(386)
Total of certain (income) expense items that impact net income attributable to common shareholders	$(2,795)	$5,204
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(6,173)	$(5,412)
Deferred tax liability on our investment in The Farley Building (held through a taxable REIT subsidiary)	2,875	3,173
Other	288	(549)
	(3,010)	(2,788)
Noncontrolling interests' share of above adjustments	215	193
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(2,795)	$(2,595)

Overview - continued

Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

Three months ended March 31, 2023 compared to March 31, 2022	Total	New York	THE MART	555 California Street
Same store NOI at share % increase (decrease)	0.0%	1.6%	(22.6)%	4.3%
Same store NOI at share - cash basis % increase (decrease)	1.5%	3.8%	(28.2)%	8.3%

Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dividends/Share Repurchase Program
On April 26, 2023, Vornado announced that it will postpone dividends on its common shares until the end of 2023, at which time, upon finalization of its 2023 taxable income, including the impact of asset sales, it will pay the 2023 dividend in either (i) cash, or (ii) a combination of cash and securities, as determined by its Board of Trustees.
Vornado also announced that its Board of Trustees has authorized the repurchase of up to $200,000,000 of its outstanding common shares under a newly established share repurchase program. Cash retained from dividends or from asset sales will be used to reduce debt and/or fund share repurchases.
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street.
Pursuant to the agreements, Citadel master leases 350 Park Avenue, a 585,000 square foot Manhattan office building, on an “as is” basis for ten years, with an initial annual net rent of $36,000,000. Per the terms of the lease, no tenant allowance or free rent was provided. Citadel will also master lease Rudin’s adjacent property at 40 East 52nd Street (390,000 square feet).
In addition, we have entered into a joint venture with Rudin (“Vornado/Rudin”) to purchase 39 East 51st Street for $40,000,000 and, upon formation of the KG joint venture described below, will combine that property with 350 Park Avenue and 40 East 52nd Street to create a premier development site (collectively, the “Site”). The purchase is expected to close in the second quarter of 2023.
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

Overview - continued

Dispositions
Alexander's, Inc. ("Alexanders")
On March 8, 2023, Alexander's entered into an agreement to sell the Rego Park III land parcel, located in Queens, New York, for $71,060,000, inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. Alexander's anticipates the closing of the sale in the second quarter of 2023 and will recognize a financial statement gain of approximately $54,000,000. Upon completion of the sale, we will recognize our approximate $16,000,000 share of the net gain.
Financings
150 West 34th Street Loan Participation
On January 9, 2023, our $105,000,000 participation in the $205,000,000 mortgage loan on 150 West 34th Street was repaid, which reduced “other assets” and “mortgages payable, net” on our consolidated balance sheets by $105,000,000. The remaining $100,000,000 mortgage loan balance bears interest at SOFR plus 1.86%, subject to an interest rate cap arrangement with a SOFR strike rate of 4.10%, and matures in May 2024.
Interest Rate Hedging Activities
We entered into the following interest rate swap agreements during the three months ended March 31, 2023. See Note 13 - Fair Value Measurements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our consolidated hedging instruments:

(Amounts in thousands)	Notional Amount	All-In Swapped Rate	Swap Expiration Date	Variable Rate Spread
555 California Street (effective 05/24)	$840,000	5.92%	05/26	L+193
Unsecured term loan(1) (effective 10/23)	150,000	5.13%	07/25	S+130
____________________
(1)The unsecured term loan, which matures in December 2027, is subject to various interest rate swap arrangements through August 2027, see below for details:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+130)
Through 10/23	$800,000	4.05%	$—
10/23 through 07/25	700,000	4.53%	100,000
07/25 through 10/26	550,000	4.36%	250,000
10/26 through 08/27	50,000	4.04%	750,000
Leasing Activity for the Three Months Ended March 31, 2023
The leasing activity and related statistics below are based on leases signed during the period and are not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Second generation relet space represents square footage that has not been vacant for more than nine months and tenant improvements and leasing commissions are based on our share of square feet leased during the period.
•777,000 square feet of New York Office space (771,000 square feet at share) at an initial rent of $101.02 per square foot and a weighted average lease term of 9.5 years. The changes in the GAAP and cash mark-to-market rent on the 677,000 square feet of second generation space were positive 8.5% and positive 1.7%, respectively. Tenant improvements and leasing commissions were $2.48 per square foot per annum, or 2.5% of initial rent.
•25,000 square feet of New York Retail space (20,000 square feet at share) at an initial rent of $373.07 per square foot and a weighted average lease term of 6.8 years. The changes in the GAAP and cash mark-to-market rent on the 7,000 square feet of second generation space were positive 2.9% and positive 2.4%, respectively. Tenant improvements and leasing commissions were $26.54 per square foot per annum, or 7.1% of initial rent.
•79,000 square feet at THE MART (all at share) at an initial rent of $56.44 per square foot and a weighted average lease term of 6.8 years. The changes in the GAAP and cash mark-to-market rent on the 51,000 square feet of second generation space were negative 1.5% and negative 7.9%, respectively. Tenant improvements and leasing commissions were $8.04 per square foot per annum, or 14.2% of initial rent.
•4,000 square feet at 555 California Street (3,000 square feet at share) at an initial rent of $156.96 per square foot and a weighted average lease term of 7.0 years. The 4,000 square feet was first generation space. Tenant improvements and leasing commissions were $39.07 per square foot per annum, or 24.9% of initial rent.

Overview - continued

Square Footage (in service) and Occupancy as of March 31, 2023

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,748	16,050	91.8%
Retail (includes retail properties that are in the base of our office properties)	56	(1)	2,260	1,822	74.2%
Residential - 1,976 units(2)	6	(1)	1,499	766	96.8%	(2)
Alexander's	6		2,454	795	86.9%	(2)
			24,961	19,433	89.9%
Other:
THE MART	4		3,634	3,625	80.3%
555 California Street	3		1,819	1,274	94.9%
Other	11		2,537	1,202	92.4%
			7,990	6,101

Total square feet as of March 31, 2023			32,951	25,534
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2022

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,724	16,028	91.9%
Retail (includes retail properties that are in the base of our office properties)	56	(1)	2,289	1,851	74.4%
Residential - 1,976 units(2)	6	(1)	1,499	766	96.7%	(2)
Alexander's	6		2,241	726	96.4%	(2)
			24,753	19,371	90.4%
Other:
THE MART	4		3,635	3,626	81.6%
555 California Street	3		1,819	1,273	94.7%
Other	11		2,532	1,197	92.6%
			7,986	6,096

Total square feet as of December 31, 2022			32,739	25,467
____________________
(1)Reflects the Office, Retail and Residential space within our 71 total New York properties as of March 31, 2023 and December 31, 2022.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. For the three months ended March 31, 2023, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended March 31, 2023 and 2022
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended March 31, 2023
	Total	New York	Other
Total revenues	$445,923	$363,814	$82,109
Operating expenses	(228,773)	(188,321)	(40,452)
NOI - consolidated	217,150	175,493	41,657
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,764)	(4,823)	(6,941)
Add: NOI from partially owned entities	68,097	65,324	2,773
NOI at share	273,483	235,994	37,489
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	5,052	5,033	19
NOI at share - cash basis	$278,535	$241,027	$37,508

(Amounts in thousands)	For the Three Months Ended March 31, 2022
	Total	New York	Other
Total revenues	$442,130	$358,548	$83,582
Operating expenses	(216,529)	(177,535)	(38,994)
NOI - consolidated	225,601	181,013	44,588
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,035)	(13,310)	(6,725)
Add: NOI from partially owned entities	78,692	75,964	2,728
NOI at share	284,258	243,667	40,591
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,130)	(3,975)	845
NOI at share - cash basis	$281,128	$239,692	$41,436
The elements of our New York and Other NOI at share for the three months ended March 31, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
New York:
Office	$174,270	$177,809
Retail	47,196	52,105
Residential	5,458	4,774
Alexander's	9,070	8,979
Total New York	235,994	243,667

Other:
THE MART	15,409	19,914
555 California Street	16,929	16,235
Other investments	5,151	4,442
Total Other	37,489	40,591

NOI at share	$273,483	$284,258

NOI At Share by Segment for the Three Months Ended March 31, 2023 and 2022 - continued
The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
New York:
Office	$182,081	$177,827
Retail	44,034	47,393
Residential	5,051	4,689
Alexander's	9,861	9,783
Total New York	241,027	239,692

Other:
THE MART	14,675	20,436
555 California Street	17,718	16,360
Other investments	5,115	4,640
Total Other	37,508	41,436

NOI at share - cash basis	$278,535	$281,128

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended March 31, 2023 and 2022
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Net income	$11,198	$53,375
Depreciation and amortization expense	106,565	117,443
General and administrative expense	41,595	41,216
Transaction related costs and other	658	1,005
Income from partially owned entities	(16,666)	(33,714)
Loss (income) from real estate fund investments	19	(5,674)
Interest and other investment income, net	(9,603)	(1,018)
Interest and debt expense	86,237	52,109
Net gains on disposition of wholly owned and partially owned assets	(7,520)	(6,552)
Income tax expense	4,667	7,411
NOI from partially owned entities	68,097	78,692
NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,764)	(20,035)
NOI at share	273,483	284,258
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	5,052	(3,130)
NOI at share - cash basis	$278,535	$281,128
NOI At Share by Region

	For the Three Months Ended March 31,
	2023	2022
Region:
New York City metropolitan area	88%	87%
Chicago, IL	6%	7%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Three Months Ended March 31, 2023 Compared to March 31, 2022

Revenues
Our revenues were $445,923,000 for the three months ended March 31, 2023 compared to $442,130,000 for the prior year’s quarter, an increase of $3,793,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(11,983)	$(11,983)	$—
Development and redevelopment	314	314	—
Trade shows	(96)	—	(96)
Same store operations	11,275	12,340	(1,065)
	(490)	671	(1,161)
Fee and other income:
BMS cleaning fees	2,637	2,967	(330)
Management and leasing fees	280	206	74
Other income	1,366	1,422	(56)
	4,283	4,595	(312)

Total increase (decrease) in revenues	$3,793	$5,266	$(1,473)

Expenses
Our expenses were $381,319,000 for the three months ended March 31, 2023, compared to $374,249,000 for the prior year’s quarter, an increase of $7,070,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(4,253)	$(4,253)	$—
Development and redevelopment	3,197	3,197	—
Non-reimbursable expenses	4,176	3,282	894
Trade shows	411	—	411
BMS expenses	2,395	2,725	(330)
Same store operations	6,318	5,835	483
	12,244	10,786	1,458
Depreciation and amortization:
Acquisitions, dispositions and other	(11,328)	(11,328)	—
Development and redevelopment	36	36	—
Same store operations	414	1,036	(622)
	(10,878)	(10,256)	(622)

General and administrative	379	964	(585)

Expense from deferred compensation plan liability	5,672	—	5,672

Transaction related costs and other	(347)	(565)	218

Total increase in expenses	$7,070	$929	$6,141

Results of Operations – Three Months Ended March 31, 2023 Compared to March 31, 2022 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2023	For the Three Months Ended March 31,
		2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$10,199	$16,309
Return on preferred equity, net of our share of the expense		9,226	9,226
		19,425	25,535
Partially owned office buildings(1)	Various	(8,963)	1,292
Alexander's Inc.	32.4%	4,744	5,691
Other investments(2)	Various	1,460	1,196
		$16,666	$33,714
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(Loss) Income from Real Estate Fund Investments
Below is a summary of (loss) income from the Vornado Capital Partners Real Estate Fund (“the Fund”) and the Crowne Plaza Times Square Hotel Joint Venture.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Previously recorded unrealized loss on exited investments	$247,575	$—
Realized loss on exited investments	(247,575)	—
Net investment (loss) income	(19)	2
Net unrealized income on held investments	—	5,672
(Loss) income from real estate fund investments	(19)	5,674
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	239	(3,964)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$220	$1,710
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended March 31,
	2023	2022
Interest on cash and cash equivalents and restricted cash	$5,674	$64
Amortization of discount on investments in U.S. Treasury bills	3,445	129
Interest on loans receivable	484	825
	$9,603	$1,018
Interest and Debt Expense
Interest and debt expense for the three months ended March 31, 2023 was $86,237,000 compared to $52,109,000 for the prior year’s quarter, an increase of $34,128,000. This was primarily due to (i) $40,138,000 of higher interest expense resulting from higher average interest rates on our debt partially offset by (ii) $5,337,000 of higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended March 31, 2023 were $7,520,000 resulting from the sale of a condominium unit at 220 CPS. Net gains on disposition of wholly owned and partially owned assets for the three months ended March 31, 2022 were $6,552,000, comprised of $6,001,000 from the sale of one 220 CPS condominium unit and $551,000 from the sale of two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street.
Income Tax Expense
Income tax expense for the three months ended March 31, 2023 was $4,667,000 compared to $7,411,000 for the prior year’s quarter, a decrease of $2,744,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.

Results of Operations – Three Months Ended March 31, 2023 Compared to March 31, 2022 - continued
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $9,928,000 for the three months ended March 31, 2023, compared to net income of $9,374,000 for the prior year’s quarter, a decrease in income of $19,302,000. This resulted primarily from a net loss in the first quarter of 2023 subject to allocation to the noncontrolling interests of our non-wholly owned consolidated subsidiaries compared to net income in the first quarter of 2022.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $429,000 for the three months ended March 31, 2023, compared to $1,994,000 for the prior year’s quarter, a decrease of $1,565,000. This resulted primarily from lower net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $15,529,000 for the three months ended March 31, 2023 and 2022.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $15,558,000 for the three months ended March 31, 2023 and 2022.
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, THE MART, 555 California Street and other investments for the three months ended March 31, 2023 compared to March 31, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended March 31, 2023	$273,483	$235,994	$15,409	$16,929	$5,151
Less NOI at share from:
Dispositions	134	134	—	—	—
Development properties	(7,545)	(7,545)	—	—	—
Other non-same store (income) expense, net	(1,487)	3,664	—	—	(5,151)
Same store NOI at share for the three months ended March 31, 2023	$264,585	$232,247	$15,409	$16,929	$—

NOI at share for the three months ended March 31, 2022	$284,258	$243,667	$19,914	$16,235	$4,442
Less NOI at share from:
Dispositions	(3,232)	(3,232)	—	—	—
Development properties	(7,440)	(7,440)	—	—	—
Other non-same store income, net	(8,918)	(4,476)	—	—	(4,442)
Same store NOI at share for the three months ended March 31, 2022	$264,668	$228,519	$19,914	$16,235	$—

(Decrease) increase in same store NOI at share	$(83)	$3,728	$(4,505)	$694	$—

% (decrease) increase in same store NOI at share	0.0%	1.6%	(22.6)%	4.3%	0.0%

Results of Operations – Three Months Ended March 31, 2023 Compared to March 31, 2022 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended March 31, 2023 compared to March 31, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2023	$278,535	$241,027	$14,675	$17,718	$5,115
Less NOI at share - cash basis from:
Dispositions	134	134	—	—	—
Development properties	(6,770)	(6,770)	—	—	—
Other non-same store income, net	(6,070)	(955)	—	—	(5,115)
Same store NOI at share - cash basis for the three months ended March 31, 2023	$265,829	$233,436	$14,675	$17,718	$—

NOI at share - cash basis for the three months ended March 31, 2022	$281,128	$239,692	$20,436	$16,360	$4,640
Less NOI at share - cash basis from:
Dispositions	(3,252)	(3,252)	—	—	—
Development properties	(6,756)	(6,756)	—	—	—
Other non-same store income, net	(9,332)	(4,692)	—	—	(4,640)
Same store NOI at share - cash basis for the three months ended March 31, 2022	$261,788	$224,992	$20,436	$16,360	$—

Increase (decrease) in same store NOI at share - cash basis	$4,041	$8,444	$(5,761)	$1,358	$—

% increase (decrease) in same store NOI at share - cash basis	1.5%	3.8%	(28.2)%	8.3%	0.0%

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
As of March 31, 2023, we have $3.2 billion of liquidity comprised of $1.0 billion of cash and cash equivalents and restricted cash, $277 million of investments in U.S. Treasury bills and $1.9 billion available on our $2.5 billion revolving credit facilities. The ongoing challenges posed by the increase in interest rates and inflation and the continuing effect of the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, the Board of Trustees of Vornado authorized the repurchase of up to $200,000,000 of its outstanding common shares.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,033,839,000 as of March 31, 2023, a $12,682,000 increase from the balance as of December 31, 2022.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2023	2022
Net cash provided by operating activities	$91,872	$171,014	$(79,142)
Net cash provided by (used in) investing activities	125,654	(794,635)	920,289
Net cash used in financing activities	(204,844)	(165,475)	(39,369)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the three months ended March 31, 2023, net cash provided by operating activities of $91,872,000 was comprised of $157,127,000 of cash from operations, including distributions of income from partially owned entities of $38,706,000, and a net decrease of $65,255,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow provided by (used in) investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash provided by (used in) investing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2023	2022
Proceeds from maturities of U.S. Treasury bills	$197,294	$—	$197,294
Development costs and construction in progress	(135,550)	(209,738)	74,188
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—	105,000
Additions to real estate	(57,032)	(30,900)	(26,132)
Proceeds from sale of condominium units at 220 Central Park South	14,216	15,095	(879)
Distributions of capital from partially owned entities	11,559	—	11,559
Investments in partially owned entities	(8,833)	(4,571)	(4,262)
Acquisitions of real estate and other	(1,000)	—	(1,000)
Purchase of U.S. Treasury bills	—	(645,920)	645,920
Proceeds from sales of real estate	—	81,399	(81,399)
Net cash provided by (used in) investing activities	$125,654	$(794,635)	$920,289

Liquidity and Capital Resources - continued
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2023	2022
Repayments of borrowings	$(110,400)	$(5,400)	$(105,000)
Dividends paid on common shares/Distributions to Vornado	(71,950)	(101,616)	29,666
Dividends paid on preferred shares/Distributions to preferred unitholders	(15,529)	(15,529)	—
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(6,412)	(43,545)	37,133
Deferred financing costs	(2,798)	—	(2,798)
Contributions from noncontrolling interests in consolidated subsidiaries	2,129	481	1,648
Proceeds received from exercise of Vornado stock options and other	146	219	(73)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(30)	(85)	55
Net cash used in financing activities	$(204,844)	$(165,475)	$(39,369)
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
PENN District
PENN 1
We are redeveloping PENN 1, a 2,547,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"). Skanska USA Civil Northeast, Inc. is performing the redevelopment under a fixed price contract for $396,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost of our PENN 1 project is estimated to be $450,000,000, of which $384,843,000 of cash has been expended as of March 31, 2023.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $452,509,000 of cash has been expended as of March 31, 2023.
Hotel Pennsylvania Site
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $42,098,000 of cash has been expended as of March 31, 2023.
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
In January 2022, we exercised a 25-year renewal option on our PENN 1 ground lease extending the term through June 2073. As a result of the exercise, we remeasured the related ground lease liability to include the 25-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000 within "right-of-use assets" and "lease liabilities", respectively, on our consolidated balance sheets. The ground lease is subject to fair market value resets every 25 years over the lease term, with the next reset occurring in June 2023.
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court's decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. In April 2023, we entered into a settlement with affiliates of the successor to Regus PLC, pursuant to which we agreed to discontinue all legal proceedings against the Regus PLC successor and its affiliates in exchange for a payment to us of $21,350,000, which will be recognized in our consolidated statements of income in the second quarter of 2023.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of March 31, 2023, the aggregate dollar amount of these guarantees and master leases is approximately $1,026,000,000. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development (“ESD”), an entity of New York State, for the Farley Building. The aggregate dollar amount of the guarantee is $510,000,000 but the guarantee will be terminated if we surrender possession of the property to ESD or if we no longer hold a direct or indirect interest in the property.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of March 31, 2023, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns The Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2023, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the March 31, 2023 fair value of the Fund assets, at liquidation we would be required to make a $26,200,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of March 31, 2023, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of March 31, 2023, we have construction commitments aggregating approximately $351,000,000.

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
Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three months ended March 31, 2023 and 2022.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2023	2022
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$5,168	$26,478
Per diluted share	$0.03	$0.14

FFO adjustments:
Depreciation and amortization of real property	$94,792	$105,962
Net gain on sale of real estate	—	(551)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	27,469	32,139
	122,261	137,550
Noncontrolling interests' share of above adjustments	(8,746)	(9,506)
FFO adjustments, net	$113,515	$128,044

FFO attributable to common shareholders	$118,683	$154,522
Impact of assumed conversion of dilutive convertible securities	400	386
FFO attributable to common shareholders plus assumed conversions	$119,083	$154,908
Per diluted share	$0.61	$0.80

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,869	191,724
Effect of dilutive securities:
Convertible securities	2,470	1,136
Share-based payment awards	70	314
Denominator for FFO per diluted share	194,409	193,174

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2023
	March 31, Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates
Consolidated debt:
Fixed rate(2)	$6,144,550	3.59%	$—
Variable rate(3)	2,197,665	5.57%	21,977
	$8,342,215	4.11%	$21,977
Pro rata share of debt of non-consolidated entities:
Fixed rate(2)	$1,447,457	3.72%	$—
Variable rate(4)	1,247,201	6.33%	12,472
	$2,694,658	4.93%	$12,472
Noncontrolling interests' share of consolidated subsidiaries			(6,821)
Total change in annual net income attributable to the Operating Partnership			27,628
Noncontrolling interests’ share of the Operating Partnership			(1,986)
Total change in annual net income attributable to Vornado			$25,642
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.13
Total change in annual net income attributable to Vornado per diluted share			$0.13
______________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)Includes variable rate debt subject to interest rate swap arrangements as of period end.
(3)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $2,009,119, of which $682,060 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average strike rate of 3.98% and a weighted average remaining term of 11 months.
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $850,710 at our pro rata share. The interest rate cap arrangements have a weighted average strike rate of 4.11% and a weighted average remaining term of seven months.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2023, the estimated fair value of our consolidated debt was $7,924,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2023 and December 31, 2022.

(Amounts in thousands)	As of March 31, 2023						As of December 31, 2022
	Notional Amount		All-In Swapped Rate	Swap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	2.26%	05/24	$39,859	$—	$49,888
Forward swap (effective 05/24)	840,000	(1)	5.92%	05/26	—	14,239	—
770 Broadway mortgage loan	700,000		4.98%	07/27	18,448	—	29,226
PENN 11 mortgage loan	500,000		2.22%	03/24	20,640	—	26,587
Unsecured revolving credit facility	575,000		3.88%	08/27	15,354	—	24,457
Unsecured term loan(2)	800,000		4.05%	(2)	12,408	770	21,024
100 West 33rd Street mortgage loan	480,000		5.06%	06/27	283	—	6,886
888 Seventh Avenue mortgage loan	200,000	(3)	4.76%	09/27	3,458	—	6,544
4 Union Square South mortgage loan	99,550	(4)	3.74%	01/25	3,153	—	4,050
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(5)	11/23	5,765	—	7,590
One Park Avenue mortgage loan(6)	525,000		(6)	03/25	7,718	—	5,472
Various mortgage loans					2,122	—	2,080
					$129,208	$15,009	$183,804
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan. In March 2023, we entered into the forward swap arrangement detailed above.
(2)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan. In February 2023, we entered into a forward interest rate swap arrangement for $150,000 of the $800,000 unsecured term loan. The unsecured term loan, which matures in December 2027, is subject to various interest rate swap arrangements through August 2027, which are detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+130)
Through 10/23	$800,000	4.05%	$—
10/23 through 07/25	700,000	4.53%	100,000
07/25 through 10/26	550,000	4.36%	250,000
10/26 through 08/27	50,000	4.04%	750,000

(3)The remaining $72,400 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (6.47% as of March 31, 2023).
(4)The remaining $20,450 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.17% as of March 31, 2023).
(5)LIBOR cap strike rate of 4.00%.
(6)SOFR strike rate of 3.89%. In March 2023, we entered into a forward cap arrangement which expires in March 2025 and is effective upon the March 2024 expiration of the currently in-place cap. The forward cap has a SOFR strike rate of 3.89%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, such disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended March 31, 2023, we issued 463,314 Class A units in connection with (i) the issuance of Vornado common shares and (ii) the exercise of awards pursuant to Vornado’s omnibus share plan, including grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options. The consideration received included $146,382 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: May 1, 2023	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: May 1, 2023	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)