Form 10-Q
period 2023-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2023-07-31
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2023
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of June 30, 2023, 190,543,866 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” and “VRLP” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 90.6% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	June 30, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land	$2,457,589	$2,451,828
Buildings and improvements	9,839,556	9,804,204
Development costs and construction in progress	1,177,290	933,334
Leasehold improvements and equipment	127,319	125,389
Total	13,601,754	13,314,755
Less accumulated depreciation and amortization	(3,625,270)	(3,470,991)
Real estate, net	9,976,484	9,843,764
Right-of-use assets	685,536	684,380
Cash and cash equivalents	1,133,693	889,689
Restricted cash	178,440	131,468
Investments in U.S. Treasury bills	—	471,962
Tenant and other receivables	87,551	81,170
Investments in partially owned entities	2,641,297	2,665,073
220 Central Park South condominium units ready for sale	39,098	43,599
Receivable arising from the straight-lining of rents	693,220	694,972
Deferred leasing costs, net of accumulated amortization of $249,974 and $237,395	359,752	373,555
Identified intangible assets, net of accumulated amortization of $103,094 and $98,139	134,683	139,638
Other assets	508,085	474,105
	$16,437,839	$16,493,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,715,138	$5,829,018
Senior unsecured notes, net	1,192,853	1,191,832
Unsecured term loan, net	793,864	793,193
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	744,696	735,969
Accounts payable and accrued expenses	504,295	450,881
Deferred revenue	35,884	39,882
Deferred compensation plan	99,050	96,322
Other liabilities	302,233	268,166
Total liabilities	9,963,013	9,980,263
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,024,444 and 14,416,891 units outstanding	406,741	345,157
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	410,276	348,692
Redeemable noncontrolling interest in a consolidated subsidiary	70,020	88,040
Total redeemable noncontrolling interests	480,296	436,732
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,543,866 and 191,866,880 shares	7,601	7,654
Additional capital	8,331,228	8,369,228
Earnings less than distributions	(3,938,202)	(3,894,580)
Accumulated other comprehensive income	151,771	174,967
Total shareholders' equity	5,734,857	5,839,728
Noncontrolling interests in consolidated subsidiaries	259,673	236,652
Total equity	5,994,530	6,076,380
	$16,437,839	$16,493,375
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Rental revenues	$418,834	$405,194	$815,627	$802,477
Fee and other income	53,525	48,300	102,655	93,147
Total revenues	472,359	453,494	918,282	895,624
EXPENSES:
Operating	(222,723)	(222,309)	(451,496)	(438,838)
Depreciation and amortization	(107,162)	(118,662)	(213,727)	(236,105)
General and administrative	(39,410)	(31,902)	(81,005)	(73,118)
(Expense) benefit from deferred compensation plan liability	(2,182)	7,594	(5,910)	9,538
Transaction related costs and other	(30)	(2,960)	(688)	(3,965)
Total expenses	(371,507)	(368,239)	(752,826)	(742,488)

Income from partially owned entities	37,272	25,720	53,938	59,434
(Loss) income from real estate fund investments	(102)	(142)	(121)	5,532
Interest and other investment income, net	13,255	3,036	22,858	4,054
Income (loss) from deferred compensation plan assets	2,182	(7,594)	5,910	(9,538)
Interest and debt expense	(87,165)	(62,640)	(173,402)	(114,749)
Net gains on disposition of wholly owned and partially owned assets	936	28,832	8,456	35,384
Income before income taxes	67,230	72,467	83,095	133,253
Income tax expense	(4,497)	(3,564)	(9,164)	(10,975)
Net income	62,733	68,903	73,931	122,278
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	2,781	826	12,709	(8,548)
Operating Partnership	(3,608)	(3,782)	(4,037)	(5,776)
Net income attributable to Vornado	61,906	65,947	82,603	107,954
Preferred share dividends	(15,529)	(15,529)	(31,058)	(31,058)
NET INCOME attributable to common shareholders	$46,377	$50,418	$51,545	$76,896

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.24	$0.26	$0.27	$0.40
Weighted average shares outstanding	191,468	191,750	191,668	191,737

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.24	$0.26	$0.27	$0.40
Weighted average shares outstanding	194,804	192,039	194,364	192,047

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$62,733	$68,903	$73,931	$122,278
Other comprehensive income (loss):
Change in fair value of consolidated interest rate swaps and other	61,657	18,380	(19,879)	83,619
Other comprehensive income (loss) of nonconsolidated subsidiaries	185	4,755	(3,144)	13,960
Comprehensive income	124,575	92,038	50,908	219,857
Less comprehensive (income) loss attributable to noncontrolling interests	(4,751)	(4,567)	11,087	(21,069)
Comprehensive income attributable to Vornado	$119,824	$87,471	$61,995	$198,788
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2023:
Balance as of March 31, 2023	48,793	$1,182,459	191,881	$7,654	$8,367,349	$(3,961,392)	$95,562	$241,026	$5,932,658
Net income attributable to Vornado	—	—	—	—	—	61,906	—	—	61,906
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	5,995	5,995
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued upon redemption of Class A units, at redemption value	—	—	385	16	5,355	—	—	—	5,371
Contributions	—	—	—	—	—	—	—	16,200	16,200
Distributions	—	—	—	—	—	—	—	(3,000)	(3,000)
Deferred compensation shares and options	—	—	—	—	85	(6)	—	—	79
Repurchase of common shares	—	—	(1,722)	(69)	—	(23,181)	—	—	(23,250)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	185	—	185
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	—	61,657	—	61,657
Redeemable Class A unit measurement adjustment	—	—	—	—	(41,561)	—	(1,709)	—	(43,270)
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(3,924)	(548)	(4,472)
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$7,601	$8,331,228	$(3,938,202)	$151,771	$259,673	$5,994,530
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2022:
Balance as of March 31, 2022	48,793	$1,182,459	191,743	$7,649	$8,097,523	$(3,154,549)	$51,776	$253,112	$6,437,970
Net income attributable to Vornado	—	—	—	—	—	65,947	—	—	65,947
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	2,590	2,590
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,624)	—	—	(101,624)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	26	1	859	—	—	—	860
Under dividend reinvestment plan	—	—	7	—	222	—	—	—	222
Contributions	—	—	—	—	—	—	—	3,772	3,772
Distributions	—	—	—	—	—	—	—	(5,467)	(5,467)
Deferred compensation shares and options	—	—	—	—	146	—	—	—	146
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	4,755	—	4,755
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	—	18,380	—	18,380
Redeemable Class A unit measurement adjustment	—	—	—	—	240,413	—	—	—	240,413
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(1,611)	—	(1,611)
Other	—	—	(1)	—	(2)	4	—	(13)	(11)
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$7,650	$8,339,161	$(3,205,751)	$73,300	$253,994	$6,650,813
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	82,603	—	—	82,603
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	5,311	5,311
Dividends on common shares ($0.375 per share)	—	—	—	—	—	(71,950)	—	—	(71,950)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(31,058)	—	—	(31,058)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	394	16	5,542	—	—	—	5,558
Under dividend reinvestment plan	—	—	6	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	22,328	22,328
Distributions	—	—	—	—	—	—	—	(3,811)	(3,811)
Deferred compensation shares and options	—	—	(1)	—	169	(36)	—	—	133
Repurchase of common shares	—	—	(1,722)	(69)	—	(23,181)	—	—	(23,250)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(3,144)	—	(3,144)
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	—	(19,879)	—	(19,879)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	—	(64,525)	—	(2,588)	—	(67,113)
Noncontrolling interests' share of other comprehensive loss (income)	—	—	—	—	—	—	2,415	(807)	1,608
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$7,601	$8,331,228	$(3,938,202)	$151,771	$259,673	$5,994,530
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado	—	—	—	—	—	107,954	—	—	107,954
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	12,269	12,269
Dividends on common shares ($1.06 per share)	—	—	—	—	—	(203,240)	—	—	(203,240)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(31,058)	—	—	(31,058)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	42	2	1,575	—	—	—	1,577
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	12	—	434	—	—	—	434
Contributions	—	—	—	—	—	—	—	4,253	4,253
Distributions	—	—	—	—	—	—	—	(41,428)	(41,428)
Deferred compensation shares and options	—	—	(2)	—	292	(85)	—	—	207
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	13,960	—	13,960
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	—	83,619	—	83,619
Redeemable Class A unit measurement adjustment	—	—	—	—	193,762	—	—	—	193,762
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(6,745)	—	(6,745)
Other	—	—	(1)	—	(2)	(2)	—	8	4
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$7,650	$8,339,161	$(3,205,751)	$73,300	$253,994	$6,650,813
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$73,931	$122,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	225,694	246,532
Distributions of income from partially owned entities	88,902	95,494
Equity in net income of partially owned entities	(53,938)	(59,434)
Stock-based compensation expense	23,582	19,001
Net gains on disposition of wholly owned and partially owned assets	(8,456)	(35,384)
Change in deferred tax liability	5,600	6,457
Amortization of below-market leases, net	(2,727)	(2,404)
Straight-lining of rents	(694)	(36,679)
Net realized and unrealized income on real estate fund investments	—	1,128
Write-off of lease receivables deemed uncollectible	—	501
Other non-cash adjustments	7,079	1,929
Changes in operating assets and liabilities:
Tenant and other receivables	(6,380)	2,388
Prepaid assets	(18,433)	94,235
Other assets	10,696	(13,455)
Lease liabilities	8,727	7,330
Accounts payable and accrued expenses	(2,651)	(15,283)
Other liabilities	23,809	(4,009)
Net cash provided by operating activities	374,741	430,625

Cash Flows from Investing Activities:
Proceeds from maturities of U.S. Treasury bills	468,598	299,668
Development costs and construction in progress	(289,792)	(418,748)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—
Additions to real estate	(100,126)	(70,046)
Investments in partially owned entities	(37,222)	(11,091)
Acquisitions of real estate and other	(33,145)	(1,000)
Distributions of capital from partially owned entities	18,481	10,066
Proceeds from sale of condominium units at 220 Central Park South	14,216	16,124
Proceeds from sales of real estate	6,363	253,958
Purchase of U.S. Treasury bills	—	(794,793)
Net cash provided by (used in) investing activities	152,373	(715,862)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Financing Activities:
Repayments of borrowings	$(115,800)	$(1,240,573)
Dividends paid on common shares	(71,950)	(203,240)
Dividends paid on preferred shares	(31,058)	(31,058)
Repurchase of common shares	(23,250)	—
Contributions from noncontrolling interests	18,328	4,253
Distributions to noncontrolling interests	(9,440)	(56,589)
Deferred financing costs	(3,078)	(31,718)
Proceeds received from exercise of employee share options and other	146	441
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(36)	(85)
Proceeds from borrowings	—	1,029,773
Net cash used in financing activities	(236,138)	(528,796)
Net increase (decrease) in cash and cash equivalents and restricted cash	290,976	(814,033)
Cash and cash equivalents and restricted cash at beginning of period	1,021,157	1,930,351
Cash and cash equivalents and restricted cash at end of period	$1,312,133	$1,116,318

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$889,689	$1,760,225
Restricted cash at beginning of period	131,468	170,126
Cash and cash equivalents and restricted cash at beginning of period	$1,021,157	$1,930,351

Cash and cash equivalents at end of period	$1,133,693	$988,398
Restricted cash at end of period	178,440	127,920
Cash and cash equivalents and restricted cash at end of period	$1,312,133	$1,116,318

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$164,356	$107,367
Cash payments for income taxes	$4,746	$5,064

Non-Cash Information:
Reclassification of assets held for sale (included in "other assets")	$96,106	$—
Accrued capital expenditures included in accounts payable and accrued expenses	74,852	86,639
Redeemable Class A unit measurement adjustment	(67,113)	193,762
Accrual of 1290 Avenue of the Americas 1.00% SOFR interest rate cap up-front payment (30% attributable to noncontrolling interests) (paid on July 3, 2023)	63,100	—
Write-off of fully depreciated assets	(26,443)	(31,996)
Change in fair value of consolidated interest rate swaps and other	(19,879)	83,619
Additional estimated lease liability arising from the recognition of right-of-use asset	—	350,000
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	—	3,024
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	June 30, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land	$2,457,589	$2,451,828
Buildings and improvements	9,839,556	9,804,204
Development costs and construction in progress	1,177,290	933,334
Leasehold improvements and equipment	127,319	125,389
Total	13,601,754	13,314,755
Less accumulated depreciation and amortization	(3,625,270)	(3,470,991)
Real estate, net	9,976,484	9,843,764
Right-of-use assets	685,536	684,380
Cash and cash equivalents	1,133,693	889,689
Restricted cash	178,440	131,468
Investments in U.S. Treasury bills	—	471,962
Tenant and other receivables	87,551	81,170
Investments in partially owned entities	2,641,297	2,665,073
220 Central Park South condominium units ready for sale	39,098	43,599
Receivable arising from the straight-lining of rents	693,220	694,972
Deferred leasing costs, net of accumulated amortization of $249,974 and $237,395	359,752	373,555
Identified intangible assets, net of accumulated amortization of $103,094 and $98,139	134,683	139,638
Other assets	508,085	474,105
	$16,437,839	$16,493,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,715,138	$5,829,018
Senior unsecured notes, net	1,192,853	1,191,832
Unsecured term loan, net	793,864	793,193
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	744,696	735,969
Accounts payable and accrued expenses	504,295	450,881
Deferred revenue	35,884	39,882
Deferred compensation plan	99,050	96,322
Other liabilities	302,233	268,166
Total liabilities	9,963,013	9,980,263
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,024,444 and 14,416,891 units outstanding	406,741	345,157
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	410,276	348,692
Redeemable noncontrolling interest in a consolidated subsidiary	70,020	88,040
Total redeemable noncontrolling interests	480,296	436,732
Partners' equity:
Partners' capital	9,521,288	9,559,341
Earnings less than distributions	(3,938,202)	(3,894,580)
Accumulated other comprehensive income	151,771	174,967
Total partners' equity	5,734,857	5,839,728
Noncontrolling interests in consolidated subsidiaries	259,673	236,652
Total equity	5,994,530	6,076,380
	$16,437,839	$16,493,375
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Rental revenues	$418,834	$405,194	$815,627	$802,477
Fee and other income	53,525	48,300	102,655	93,147
Total revenues	472,359	453,494	918,282	895,624
EXPENSES:
Operating	(222,723)	(222,309)	(451,496)	(438,838)
Depreciation and amortization	(107,162)	(118,662)	(213,727)	(236,105)
General and administrative	(39,410)	(31,902)	(81,005)	(73,118)
(Expense) benefit from deferred compensation plan liability	(2,182)	7,594	(5,910)	9,538
Transaction related costs and other	(30)	(2,960)	(688)	(3,965)
Total expenses	(371,507)	(368,239)	(752,826)	(742,488)

Income from partially owned entities	37,272	25,720	53,938	59,434
(Loss) income from real estate fund investments	(102)	(142)	(121)	5,532
Interest and other investment income, net	13,255	3,036	22,858	4,054
Income (loss) from deferred compensation plan assets	2,182	(7,594)	5,910	(9,538)
Interest and debt expense	(87,165)	(62,640)	(173,402)	(114,749)
Net gains on disposition of wholly owned and partially owned assets	936	28,832	8,456	35,384
Income before income taxes	67,230	72,467	83,095	133,253
Income tax expense	(4,497)	(3,564)	(9,164)	(10,975)
Net income	62,733	68,903	73,931	122,278
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	2,781	826	12,709	(8,548)
Net income attributable to Vornado Realty L.P.	65,514	69,729	86,640	113,730
Preferred unit distributions	(15,557)	(15,557)	(31,115)	(31,115)
NET INCOME attributable to Class A unitholders	$49,957	$54,172	$55,525	$82,615

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.24	$0.26	$0.27	$0.40
Weighted average units outstanding	205,411	205,259	205,606	205,200

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.24	$0.26	$0.27	$0.39
Weighted average units outstanding	208,747	205,930	208,302	205,922
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$62,733	$68,903	$73,931	$122,278
Other comprehensive income (loss):
Change in fair value of consolidated interest rate swaps and other	61,657	18,380	(19,879)	83,619
Other comprehensive income (loss) of nonconsolidated subsidiaries	185	4,755	(3,144)	13,960
Comprehensive income	124,575	92,038	50,908	219,857
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	3,329	826	13,516	(8,548)
Comprehensive income attributable to Vornado Realty L.P.	$127,904	$92,864	$64,424	$211,309

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2023:
Balance as of March 31, 2023	48,793	$1,182,459	191,881	$8,375,003	$(3,961,392)	$95,562	$241,026	$5,932,658
Net income attributable to Vornado Realty L.P.	—	—	—	—	65,514	—	—	65,514
Net income attributable to redeemable partnership units	—	—	—	—	(3,608)	—	—	(3,608)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	5,995	5,995
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units redeemed for common shares	—	—	385	5,371	—	—	—	5,371
Contributions	—	—	—	—	—	—	16,200	16,200
Distributions	—	—	—	—	—	—	(3,000)	(3,000)
Deferred compensation units and options	—	—	—	85	(6)	—	—	79
Repurchase of Class A units owned by Vornado	—	—	(1,722)	(69)	(23,181)	—	—	(23,250)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	185	—	185
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	61,657	—	61,657
Redeemable Class A unit measurement adjustment	—	—	—	(41,561)	—	(1,709)	—	(43,270)
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(3,924)	(548)	(4,472)
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$8,338,829	$(3,938,202)	$151,771	$259,673	$5,994,530
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2022:
Balance as of March 31, 2022	48,793	$1,182,459	191,743	$8,105,172	$(3,154,549)	$51,776	$253,112	$6,437,970
Net income attributable to Vornado Realty L.P.	—	—	—	—	69,729	—	—	69,729
Net income attributable to redeemable partnership units	—	—	—	—	(3,782)	—	—	(3,782)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	2,590	2,590
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,624)	—	—	(101,624)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	26	860	—	—	—	860
Under Vornado's dividend reinvestment plan	—	—	7	222	—	—	—	222
Contributions	—	—	—	—	—	—	3,772	3,772
Distributions	—	—	—	—	—	—	(5,467)	(5,467)
Deferred compensation units and options	—	—	—	146	—	—	—	146
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	4,755	—	4,755
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	18,380	—	18,380
Redeemable Class A unit measurement adjustment	—	—	—	240,413	—	—	—	240,413
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(1,611)	—	(1,611)
Other	—	—	(1)	(2)	4	—	(13)	(11)
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$8,346,811	$(3,205,751)	$73,300	$253,994	$6,650,813
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	86,640	—	—	86,640
Net income attributable to redeemable partnership units	—	—	—	—	(4,037)	—	—	(4,037)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	5,311	5,311
Distributions to Vornado ($0.375 per unit)	—	—	—	—	(71,950)	—	—	(71,950)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(31,058)	—	—	(31,058)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	394	5,558	—	—	—	5,558
Under Vornado's dividend reinvestment plan	—	—	6	146	—	—	—	146
Contributions	—	—	—	—	—	—	22,328	22,328
Distributions	—	—	—	—	—	—	(3,811)	(3,811)
Deferred compensation units and options	—	—	(1)	169	(36)	—	—	133
Repurchase of Class A units owned by Vornado	—	—	(1,722)	(69)	(23,181)	—	—	(23,250)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(3,144)	—	(3,144)
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	(19,879)	—	(19,879)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	(64,525)	—	(2,588)	—	(67,113)
Noncontrolling interests' share of other comprehensive loss (income)	—	—	—	—	—	2,415	(807)	1,608
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$8,338,829	$(3,938,202)	$151,771	$259,673	$5,994,530
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado Realty L.P.	—	—	—	—	113,730	—	—	113,730
Net income attributable to redeemable partnership units	—	—	—	—	(5,776)	—	—	(5,776)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	12,269	12,269
Distributions to Vornado ($1.06 per unit)	—	—	—	—	(203,240)	—	—	(203,240)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(31,058)	—	—	(31,058)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	42	1,577	—	—	—	1,577
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	12	434	—	—	—	434
Contributions	—	—	—	—	—	—	4,253	4,253
Distributions	—	—	—	—	—	—	(41,428)	(41,428)
Deferred compensation units and options	—	—	(2)	292	(85)	—	—	207
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	13,960	—	13,960
Change in fair value of consolidated interest rate swaps and other	—	—	—	—	—	83,619	—	83,619
Redeemable Class A unit measurement adjustment	—	—	—	193,762	—	—	—	193,762
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(6,745)	—	(6,745)
Other	—	—	(1)	(2)	(2)	—	8	4
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$8,346,811	$(3,205,751)	$73,300	$253,994	$6,650,813
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$73,931	$122,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	225,694	246,532
Distributions of income from partially owned entities	88,902	95,494
Equity in net income of partially owned entities	(53,938)	(59,434)
Stock-based compensation expense	23,582	19,001
Net gains on disposition of wholly owned and partially owned assets	(8,456)	(35,384)
Change in deferred tax liability	5,600	6,457
Amortization of below-market leases, net	(2,727)	(2,404)
Straight-lining of rents	(694)	(36,679)
Net realized and unrealized income on real estate fund investments	—	1,128
Write-off of lease receivables deemed uncollectible	—	501
Other non-cash adjustments	7,079	1,929
Changes in operating assets and liabilities:
Tenant and other receivables	(6,380)	2,388
Prepaid assets	(18,433)	94,235
Other assets	10,696	(13,455)
Lease liabilities	8,727	7,330
Accounts payable and accrued expenses	(2,651)	(15,283)
Other liabilities	23,809	(4,009)
Net cash provided by operating activities	374,741	430,625

Cash Flows from Investing Activities:
Proceeds from maturities of U.S. Treasury bills	468,598	299,668
Development costs and construction in progress	(289,792)	(418,748)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—
Additions to real estate	(100,126)	(70,046)
Investments in partially owned entities	(37,222)	(11,091)
Acquisitions of real estate and other	(33,145)	(1,000)
Distributions of capital from partially owned entities	18,481	10,066
Proceeds from sale of condominium units at 220 Central Park South	14,216	16,124
Proceeds from sales of real estate	6,363	253,958
Purchase of U.S. Treasury bills	—	(794,793)
Net cash provided by (used in) investing activities	152,373	(715,862)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Financing Activities:
Repayments of borrowings	$(115,800)	$(1,240,573)
Distributions to Vornado	(71,950)	(203,240)
Distributions to preferred unitholders	(31,058)	(31,058)
Repurchase of Class A units owned by Vornado	(23,250)	—
Contributions from noncontrolling interests in consolidated subsidiaries	18,328	4,253
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(9,440)	(56,589)
Deferred financing costs	(3,078)	(31,718)
Proceeds received from exercise of Vornado stock options and other	146	441
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(36)	(85)
Proceeds from borrowings	—	1,029,773
Net cash used in financing activities	(236,138)	(528,796)
Net increase (decrease) in cash and cash equivalents and restricted cash	290,976	(814,033)
Cash and cash equivalents and restricted cash at beginning of period	1,021,157	1,930,351
Cash and cash equivalents and restricted cash at end of period	$1,312,133	$1,116,318

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$889,689	$1,760,225
Restricted cash at beginning of period	131,468	170,126
Cash and cash equivalents and restricted cash at beginning of period	$1,021,157	$1,930,351

Cash and cash equivalents at end of period	$1,133,693	$988,398
Restricted cash at end of period	178,440	127,920
Cash and cash equivalents and restricted cash at end of period	$1,312,133	$1,116,318

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$164,356	$107,367
Cash payments for income taxes	$4,746	$5,064

Non-Cash Information:
Reclassification of assets held for sale (included in "other assets")	$96,106	$—
Accrued capital expenditures included in accounts payable and accrued expenses	74,852	86,639
Redeemable Class A unit measurement adjustment	(67,113)	193,762
Accrual of 1290 Avenue of the Americas 1.00% SOFR interest rate cap up-front payment (30% attributable to noncontrolling interests) (paid on July 3, 2023)	63,100	—
Write-off of fully depreciated assets	(26,443)	(31,996)
Change in fair value of consolidated interest rate swaps and other	(19,879)	83,619
Additional estimated lease liability arising from the recognition of right-of-use asset	—	350,000
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	—	3,024
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 90.6% of the common limited partnership interest in the Operating Partnership as of June 30, 2023. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
3.    Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 establishing Accounting Standards Codification ("ASC") Topic 848, Reference Rate Reform, and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, "ASC 848"). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. For our derivatives in hedge accounting relationships, we have utilized the elective relief in ASC 848, allowing for the continuation of hedge accounting though the transition process. As of June 30, 2023, we have transitioned all of our LIBOR-indexed debt and derivatives to SOFR, except for the $500,000,000 mortgage loan on the office condominium of 731 Lexington Avenue, owned by Alexander’s Inc. (in which we have a 32.4% interest), which transitions to the Prime Rate.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and six months ended June 30, 2023 and 2022 is set forth in Note 19 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
	Total	New York	Other		Total	New York	Other
Property rentals	$397,053	$305,182	$91,871	(1)	$383,049	$309,882	$73,167
Trade shows	6,782	—	6,782		5,842	—	5,842
Lease revenues(2)	403,835	305,182	98,653		388,891	309,882	79,009
Tenant services	9,804	7,325	2,479		11,461	8,133	3,328
Parking revenues	5,195	4,195	1,000		4,842	4,025	817
Rental revenues	418,834	316,702	102,132		405,194	322,040	83,154
BMS cleaning fees	35,146	37,754	(2,608)	(3)	33,999	36,206	(2,207)	(3)
Management and leasing fees	3,658	3,761	(103)		2,866	3,011	(145)
Other income	14,721	4,254	10,467		11,435	2,905	8,530
Fee and other income	53,525	45,769	7,756		48,300	42,122	6,178
Total revenues	$472,359	$362,471	$109,888		$453,494	$364,162	$89,332
____________________
See notes below.

(Amounts in thousands)	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
	Total	New York	Other		Total	New York	Other
Property rentals	$773,882	$612,904	$160,978	(1)	$760,936	$617,605	$143,331
Trade shows	11,830	—	11,830		10,986	—	10,986
Lease revenues(2)	785,712	612,904	172,808		771,922	617,605	154,317
Tenant services	19,573	14,907	4,666		21,350	15,544	5,806
Parking revenues	10,342	8,407	1,935		9,205	7,736	1,469
Rental revenues	815,627	636,218	179,409		802,477	640,885	161,592
BMS cleaning fees	70,474	75,432	(4,958)	(3)	66,690	70,917	(4,227)	(3)
Management and leasing fees	6,707	6,934	(227)		5,635	5,978	(343)
Other income	25,474	7,701	17,773		20,822	4,930	15,892
Fee and other income	102,655	90,067	12,588		93,147	81,825	11,322
Total revenues	$918,282	$726,285	$191,997		$895,624	$722,710	$172,914
____________________
(1)The three and six months ended June 30, 2023 include the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.
(2)The components of lease revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Fixed billings	$362,326	$342,891	$710,240	$672,142
Variable billings	37,216	31,225	75,155	64,199
Total contractual operating lease billings	399,542	374,116	785,395	736,341
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	4,293	15,276	317	36,082
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	—	(501)	—	(501)
Lease revenues	$403,835	$388,891	$785,712	$771,922
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Real Estate Fund Investments
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. The Fund had an initial eight-year term ending February 2019, which has been extended to December 2023, by which time the Fund intends to dispose of its remaining investment and wind down its business. The Fund's three-year investment period ended in July 2013. The Fund is accounted for under ASC Topic 946, Financial Services – Investment Companies (“ASC 946”) and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings. We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.
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
In June 2020, the Fund and the Crowne Plaza Joint Venture (collectively, the "Crowne Plaza Co-Investors") defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. In 2021, the mezzanine lender to the Crowne Plaza Co-Investors exercised its right under the loan documents and appointed an independent director to certain subsidiaries of the Crowne Plaza Co-Investors. Since then, neither we nor the Fund controlled Crowne Plaza Times Square Hotel nor have we or the Fund been involved in making any operating decisions relating to Crowne Plaza Times Square Hotel. In December 2022, the Fund entered into a Restructuring Support Agreement with certain of its subsidiaries and the lender of the loan on the Crowne Plaza Times Square Hotel, pursuant to which the independent director caused the subsidiaries to enter into a Chapter 11 bankruptcy restructuring process and the Fund agreed to work consensually with such subsidiaries and the lender to effectuate a transfer of ownership of the hotel property through a court supervised auction process, or an equitization of the secured loans held by the lender. On March 21, 2023, the bankruptcy court confirmed the subsidiaries' Chapter 11 plan of reorganization, which became effective on March 31, 2023. Following the Chapter 11 reorganization, neither we nor the Fund have any continuing ownership or other interest in the hotel property. As we have no carrying value or contingent liabilities related to Crowne Plaza, there is no impact to our consolidated financial statements for the three and six months ended June 30, 2023.
As of June 30, 2023, we had one real estate fund investment carried at zero on our consolidated balance sheet, $28,815,000 below cost, and had remaining unfunded commitments of $28,465,000, of which our share was $8,849,000.
Below is a summary of (loss) income from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net investment (loss) income	$(102)	$6,658	$(121)	$6,660
Previously recorded unrealized loss on exited investments	—	53,724	247,575	59,396
Realized loss on exited investments	—	(53,724)	(247,575)	(53,724)
Net unrealized loss on held investments	—	(6,800)	—	(6,800)
(Loss) income from real estate fund investments	(102)	(142)	(121)	5,532
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	143	365	382	(3,599)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$41	$223	$261	$1,933
The table below summarizes the changes in the fair value of the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$—	$13,402	$—	$7,730
Previously recorded unrealized loss on exited investments	—	53,724	247,575	59,396
Realized loss on exited investments	—	(53,724)	(247,575)	(53,724)
Net unrealized loss on held investments	—	(6,800)	—	(6,800)
Dispositions	—	(5,672)	—	(5,672)
Ending balance	$—	$930	$—	$930

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of June 30, 2023, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
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
As of June 30, 2023, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $853,777,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
On June 14, 2023, the Fifth Avenue and Times Square JV completed a restructuring of the 697-703 Fifth Avenue $421,000,000 non-recourse mortgage loan, which matured in December 2022. The restructured $355,000,000 loan, which had its principal reduced through an application of property-level reserves and funds from the partners, was split into (i) a $325,000,000 senior note, which bears interest at SOFR plus 2.00%, and (ii) a $30,000,000 junior note, which accrues interest at a fixed rate of 4.00%. The restructured loan matures in June 2025, with two one-year and one nine-month as-of-right extension options (March 2028, as fully extended). Any amounts funded for future re-leasing of the property will be senior to the $30,000,000 junior note.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of June 30, 2023, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
On May 19, 2023, Alexander's completed the sale of the Rego Park III land parcel, located in Queens, New York, for $71,060,000, inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. As a result of the sale, we recognized our $16,396,000 share of the net gain and received a $711,000 sales commission from Alexander’s, of which $250,000 was paid to a third-party broker.
As of June 30, 2023, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s June 30, 2023 closing share price of $183.86, was $304,117,000, or $207,829,000 in excess of the carrying amount on our consolidated balance sheets. As of June 30, 2023, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,658,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
512 West 22nd Street
On June 28, 2023, a joint venture, in which we have a 55% interest, completed a $129,250,000 refinancing of 512 West 22nd Street, a 173,000 square foot Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.00% in year one and SOFR plus 2.35% thereafter. The loan matures in June 2025 with a one-year extension option subject to debt service coverage ratio, loan-to-value and debt yield requirements. The loan replaces the previous $137,124,000 loan that bore interest at LIBOR plus 1.85% and had an initial maturity of June 2023. The joint venture entered into a two-year 4.50% interest rate cap arrangement.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2023	Balance as of
		June 30, 2023	December 31, 2022
Investments:
Fifth Avenue and Times Square JV (see page 27 for details)	51.5%	$2,256,952	$2,272,320
Partially owned office buildings/land(1)	Various	173,950	182,180
Alexander's (see above for details)	32.4%	96,288	87,796
Other investments(2)	Various	114,107	122,777
		$2,641,297	$2,665,073
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(67,729)	$(65,522)
85 Tenth Avenue	49.9%	(11,200)	(16,006)
		$(78,929)	$(81,528)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2023	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2023	2022	2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 27 for details):
Equity in net income(1)	51.5%	$5,941	$13,665	$16,140	$29,974
Return on preferred equity, net of our share of the expense		9,329	9,329	18,555	18,555
		15,270	22,994	34,695	48,529
Alexander's (see page 28 for details):
Net gain on sale of land	32.4%	16,396	—	16,396	—
Equity in net income		3,318	4,824	6,889	9,495
Management, leasing and development fees		1,699	1,162	2,872	2,182
		21,413	5,986	26,157	11,677

Partially owned office buildings(2)	Various	(254)	(4,980)	(9,217)	(3,688)

Other investments(3)	Various	843	1,720	2,303	2,916

		$37,272	$25,720	$53,938	$59,434
____________________
(1)The three and six months ended June 30, 2023 include (i) a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and will be amortized over the remaining term of the restructured loan, reducing future interest expense, and (ii) reductions in income at 697-703 Fifth Avenue and 666 Fifth Avenue upon lease renewals.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
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
Pursuant to the agreements, Citadel master leases 350 Park Avenue, a 585,000 square foot Manhattan office building, on an “as is” basis for ten years, with an initial annual net rent of $36,000,000. Per the terms of the lease, no tenant allowance or free rent was provided. In the first quarter of 2023, we commenced revenue recognition of the master lease. Citadel has also master leased Rudin’s adjacent property at 40 East 52nd Street (390,000 square feet).
In addition, we entered into a joint venture with Rudin (the “Vornado/Rudin JV”) which was formed to purchase 39 East 51st Street. Upon formation of the KG joint venture described below, 39 East 51st Street will be combined with 350 Park Avenue and 40 East 52nd Street to create a premier development site (collectively, the “Site”). On June 20, 2023, the Vornado/Rudin JV completed the purchase of 39 East 51st Street for $40,000,000, which was funded on a 50/50 basis by Vornado and Rudin. The Vornado/Rudin JV is a variable interest entity which we consolidate as the entity’s primary beneficiary.
From October 2024 to June 2030, KG will have the option to either:
•acquire a 60% interest in a joint venture with the Vornado/Rudin JV that would value the Site at $1.2 billion ($900,000,000 to Vornado and $300,000,000 to Rudin) and build a new 1,700,000 square foot office tower (the “Project”) pursuant to East Midtown Subdistrict zoning with the Vornado/Rudin JV as developer. KG would own 60% of the joint venture and the Vornado/Rudin JV would own 40% (with Vornado owning 36% and Rudin owning 4% of the joint venture along with a $250,000,000 preferred equity interest in the Vornado/Rudin JV).
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
•or, exercise an option to purchase the Site for $1.4 billion ($1.085 billion to Vornado and $315,000,000 to Rudin), in which case the Vornado/Rudin JV would not participate in the new development.
Further, the Vornado/Rudin JV will have the option from October 2024 to September 2030 to put the Site to KG for $1.2 billion ($900,000,000 to Vornado and $300,000,000 to Rudin). For ten years following any put option closing, unless the put option is exercised in response to KG’s request to form the joint venture or KG makes a $200,000,000 termination payment, the Vornado/Rudin JV will have the right to invest in a joint venture with KG on the terms described above if KG proceeds with development of the Site.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	June 30, 2023	December 31, 2022
Identified intangible assets:
Gross amount	$237,777	$237,777
Accumulated amortization	(103,094)	(98,139)
Total, net	$134,683	$139,638
Identified intangible liabilities (included in deferred revenue):
Gross amount	$244,396	$244,396
Accumulated amortization	(212,300)	(208,592)
Total, net	$32,096	$35,804
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1,360,000 and $1,487,000 for the three months ended June 30, 2023 and 2022, respectively, and $2,727,000 and $2,404,000 for the six months ended June 30, 2023 and 2022. Estimated annual amortization for each of the five succeeding years commencing January 1, 2024 is below:

(Amounts in thousands)
2024	$2,352
2025	941
2026	299
2027	(148)
2028	(43)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,985,000 and $2,417,000 for the three months ended June 30, 2023 and 2022, respectively, and $3,972,000 and $6,542,000 for the six months ended June 30, 2023 and 2022. Estimated annual amortization for each of the five succeeding years commencing January 1, 2024 is below:

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
1290 Avenue of the Americas
On June 29, 2023, we entered into a forward two-year 1.00% SOFR interest rate cap arrangement for the $950,000,000 SOFR plus 1.62% mortgage loan on 1290 Avenue of the Americas, in which we own a 70% controlling interest. We made a $63,100,000 up-front payment, which is included in “other assets” on our consolidated balance sheets as of June 30, 2023. The forward cap is effective upon the November 2023 expiration of our existing cap arrangement, which has a 3.89% SOFR strike rate, and expires in November 2025.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of June 30, 2023(1)	Balance as of
		June 30, 2023	December 31, 2022
Mortgages Payable:
Fixed rate	3.63%	$3,569,100	$3,570,000
Variable rate(2)	5.83%	2,192,715	2,307,615
Total	4.47%	5,761,815	5,877,615
Deferred financing costs, net and other		(46,677)	(48,597)
Total, net		$5,715,138	$5,829,018
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(7,147)	(8,168)
Senior unsecured notes, net		1,192,853	1,191,832

Unsecured term loan	4.04%	800,000	800,000
Deferred financing costs, net and other		(6,136)	(6,807)
Unsecured term loan, net		793,864	793,193

Unsecured revolving credit facilities	3.87%	575,000	575,000

Total, net		$2,561,717	$2,560,025
____________________
(1)Represents the interest rate in effect as of June 30, 2023 based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable. See Note 14 - Fair Value Measurements for further information on our consolidated hedging instruments.
(2)As of June 30, 2023, $2,009,119 of our variable rate debt is subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average strike rate of 4.18% and a weighted average remaining term of 10 months. These amounts exclude the 1290 Avenue of the Americas interest rate cap discussed above, which is effective November 2023.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$351,743	$649,758	$348,692	$590,975
Net income	3,608	3,782	4,037	5,776
Other comprehensive income (loss)	4,472	1,611	(1,608)	6,745
Distributions	(28)	(7,577)	(5,629)	(15,161)
Redemption of Class A units for Vornado common shares, at redemption value	(5,371)	(860)	(5,558)	(1,577)
Redeemable Class A unit measurement adjustment	43,270	(240,413)	67,113	(193,762)
Other, net	12,582	5,721	3,229	19,026
Ending balance	$410,276	$412,022	$410,276	$412,022
As of June 30, 2023 and December 31, 2022, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $308,823,000 and $300,015,000, respectively, based on Vornado’s quarter-end closing common share price.
On April 26, 2023, Vornado announced the postponement of dividends on its common shares until the end of 2023, at which time, upon finalization of its 2023 taxable income, including the impact of asset sales, it will pay the 2023 dividend in either (i) cash, or (ii) a combination of cash and securities, as determined by its Board of Trustees. Distributions to Class A unitholders of the Operating Partnership will correspondingly be postponed with the postponement of dividends to Vornado common shareholders.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,383,000 as of June 30, 2023 and December 31, 2022, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
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
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and six months ended June 30, 2023 and 2022.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$78,796	$97,403	$88,040	$97,708
Net loss	(8,776)	(3,416)	(18,020)	(3,721)
Ending balance	$70,020	$93,987	$70,020	$93,987

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
11.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$0.53	$0.375	$1.06
Preferred shares/units(1)
Convertible Preferred:
6.5% Series A: authorized 12,902 shares/units(2)	0.8125	0.8125	1.6250	1.6250
Cumulative Redeemable Preferred(1)(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	0.6750	0.6750
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.6562	0.6562
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.6562	0.6562
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781	0.5562	0.5562
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
On April 26, 2023, Vornado announced the postponement of dividends on its common shares until the end of 2023, at which time, upon finalization of its 2023 taxable income, including the impact of asset sales, it will pay the 2023 dividend in either (i) cash, or (ii) a combination of cash and securities, as determined by its Board of Trustees. Cash retained from dividends or from asset sales will be used to reduce debt and/or to fund the share repurchase program discussed below. Distributions to Class A unitholders of the Operating Partnership will correspondingly be postponed with the postponement of dividends to Vornado common shareholders.
Share Repurchase Program
On April 26, 2023, our Board of Trustees authorized a share repurchase plan under which Vornado is authorized to repurchase up to $200,000,000 of its outstanding common shares. To the extent Vornado repurchases any of its common shares, in order to fund the common share repurchase and maintain the one-to-one ratio of the number of Vornado common shares outstanding and the number of Class A units owned by Vornado, the Operating Partnership will repurchase from Vornado an equal number of its Class A units at the same price.
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
During the three and six months ended June 30, 2023, we repurchased 1,722,295 common shares for $23,216,000 at an average price per share of $13.48. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado during the same periods.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $11,868,000 and $5,846,000 for the three months ended June 30, 2023 and 2022, respectively, and $23,582,000 and $19,001,000 for the six months ended June 30, 2023 and 2022, respectively.
2023 Omnibus Share Plan
On May 18, 2023, our shareholders approved the 2023 Omnibus Share Plan (the “Plan”), which replaces the 2019 Omnibus Share Plan. Under the Plan, the Compensation Committee of Vornado’s Board of Trustees (the “Committee”) may grant incentive and non-qualified Vornado stock options, restricted Vornado common shares, restricted Operating Partnership units (“LTIP Units”), out-performance plan awards (“OPP Units”), appreciation-only long-term incentive plan units (“AO LTIP Units”), performance conditioned appreciation-only long-term incentive plan units (“Performance AO LTIP Units”), and long-term performance plan LTIP units (“LTPP Units”) to certain of our employees and officers. Awards may be granted up to a maximum of 10,800,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 21,600,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are securities that have a value equivalent to the underlying Vornado common share or Class A unit of the Operating Partnership, such as restricted Vornado common shares or LTIP Units. Vornado stock options, AO LTIP Units and Performance AO LTIP Units are Not Full Value Awards; these securities require the payment of an exercise price.
LTIP Unit and Performance AO LTIP Grant
On June 29, 2023 (the “Grant Date”), the Committee granted equity awards (the “Awards”), comprised of (i) 2,394,801 LTIP Units, and (ii) 14,368,750 Performance AO LTIP Units, to a broad group of employees of the Company including its named executive officers (as identified in the Company’s proxy statement for its 2023 Annual Meeting of Shareholders). The purpose of the Awards is to further incentivize and align the award recipients with shareholder performance and to support retention of these employees.
The LTIP Units are a class of units of the Operating Partnership that, following the occurrence of certain events and upon vesting, are convertible by the holder into an equivalent number of Class A Units. Class A Units of the Operating Partnership are redeemable by the holder for cash or, at the Company’s election, common shares of the Company on a one-for-one basis.
The LTIP Units will vest in two equal installments on the 3rd and 4th anniversaries of the Grant Date, respectively, subject to the recipient’s continued employment with the Company as of such dates, with each vesting tranche subject to an additional one-year post-vesting transfer restriction. The LTIP Units are entitled to receive the same distributions as paid on Vornado’s common shares.
The Performance AO LTIP Units are a class of Operating Partnership units and each Performance AO LTIP Unit is potentially convertible into a number of Class A Units, determined by reference to the excess of the closing market price of Vornado common shares on the NYSE on the date of conversion over $16.87. The Performance AO LTIP Units can be converted until the 10th anniversary of the Grant Date, subject to satisfaction of the vesting and performance conditions described below.
The Performance AO LTIP Units will vest with respect to 20% on the 3rd anniversary of the Grant Date, and the remaining 80% will vest on the 4th anniversary of the Grant Date, subject to the recipient’s continued employment with the Company, and subject to the following performance conditions:
•No Performance AO LTIP Units are earned if the Applicable Price (defined below) is less than $21.0875 per share.
•At an Applicable Price of $21.0875 per share (a 25% increase above the Grant Date share price), 33% of the Performance AO LTIP Units are earned.
•At an Applicable Price of $25.3050 per share (a 50% increase above the Grant Date share price), 67% of the Performance AO LTIP Units are earned.
•At an Applicable Price of $29.5225 per share (a 75% increase above the Grant Date share price), 100% of the Performance AO LTIP Units are earned.
Linear interpolation applies for Applicable Prices between $21.0875 and $29.5225. “Applicable Price” means the highest average consecutive 20-trading day closing share price for Vornado’s common shares during the 10 years following the Grant Date.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of June 30, 2023 and December 31, 2022, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of June 30, 2023 and December 31, 2022, the net carrying amount of our investments in these entities was $60,813,000 and $68,223,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Project and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of June 30, 2023, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $5,097,432,000 and $2,809,851,000, respectively. As of December 31, 2022, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,423,995,000 and $2,345,726,000, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) investments in U.S. Treasury bills (classified as available for-sale) (ii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iii) loans receivable (for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10")), (iv) interest rate swaps and caps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($30,384 included in restricted cash and $68,666 in other assets)	$99,050	$60,397	$—	$38,653
Loans receivable ($52,094 included in investments in partially owned entities and $4,455 in other assets)	56,549	—	—	56,549
Interest rate swaps and caps (included in other assets)	242,379	—	242,379	—
Total assets	$397,978	$60,397	$242,379	$95,202

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
Interest rate swaps (included in other liabilities)	1,280	—	1,280	—
Total liabilities	$50,663	$49,383	$1,280	$—

(Amounts in thousands)	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills(1)	$471,962	$471,962	$—	$—
Deferred compensation plan assets ($7,763 included in restricted cash and $88,559 in other assets)	96,322	57,406	—	38,916
Loans receivable ($50,091 included in investments in partially owned entities and $4,306 in other assets)	54,397	—	—	54,397
Interest rate swaps and caps (included in other assets)	183,804	—	183,804	—
Total assets	$806,485	$529,368	$183,804	$93,313

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
____________________
(1)During the six months ended June 30, 2023, we realized proceeds of $477,000 from maturing U.S. Treasury bills.
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$40,627	$44,526	$38,916	$45,016
Purchases	202	2,104	845	2,947
Sales	(2,372)	(1,880)	(2,878)	(2,787)
Realized and unrealized (losses) gains	(758)	(858)	355	(2,098)
Other, net	954	263	1,415	1,077
Ending balance	$38,653	$44,155	$38,653	$44,155

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

Unobservable Quantitative Input	As of June 30, 2023	As of December 31, 2022
Discount rates	7.5%	7.5%
Terminal capitalization rates	5.5%	5.5%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$55,269	$50,848	$54,397	$50,182
Interest accrual	1,280	1,198	2,563	2,397
Paydowns	—	—	(411)	(533)
Ending balance	$56,549	$52,046	$56,549	$52,046

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of June 30, 2023 and December 31, 2022.

(Amounts in thousands)	As of June 30, 2023						As of December 31, 2022
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	2.29%	05/24	$36,414	$—	$49,888
Forward swap (effective 05/24)	840,000	(1)	6.03%	05/26	—	1,280	—
770 Broadway mortgage loan	700,000		4.98%	07/27	33,320	—	29,226
PENN 11 mortgage loan	500,000		2.22%	03/24	17,471	—	26,587
Unsecured revolving credit facility	575,000		3.87%	08/27	27,738	—	24,457
Unsecured term loan(2)	800,000		4.04%	(2)	24,001	—	21,024
100 West 33rd Street mortgage loan	480,000		5.06%	06/27	11,203	—	6,886
888 Seventh Avenue mortgage loan	200,000	(3)	4.76%	09/27	7,880	—	6,544
4 Union Square South mortgage loan	99,100	(4)	3.74%	01/25	3,916	—	4,050
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(5)	11/25	66,456	—	7,590
One Park Avenue mortgage loan	525,000		(6)	03/25	10,870	—	5,472
Various mortgage loans					3,110	—	2,080
					$242,379	$1,280	$183,804
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

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+129)
Through 10/23	$800,000	4.04%	$—
10/23 through 07/25	700,000	4.52%	100,000
07/25 through 10/26	550,000	4.35%	250,000
10/26 through 08/27	50,000	4.03%	750,000

(3)The remaining $67,000 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (6.96% as of June 30, 2023).
(4)The remaining $20,900 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.66% as of June 30, 2023).
(5)Current SOFR cap strike rate of 3.89%. In June 2023, we entered into a forward cap arrangement which is effective upon the November 2023 expiration of the current in-place cap and expires in November 2025. The forward cap has a SOFR strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 is attributable to noncontrolling interests. See Note 9 - Debt for further information.
(6)Current SOFR cap strike rate of 3.89%. In March 2023, we entered into a forward cap arrangement which is effective upon the March 2024 expiration of the current in-place cap and expires in March 2025. The forward cap has a SOFR strike rate of 3.89%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of June 30, 2023. As of December 31, 2022, we had assets measured at fair value on a nonrecurring basis on our consolidated balance sheets with an aggregate fair value of $2,352,328,000, representing real estate investments, including our investment in Fifth Avenue and Times Square JV as well as wholly owned street retail assets, that were written down to estimated fair value for impairment purposes and were classified as Level 3 investments. Our estimate of the fair value of these assets was measured using discounted cash flow analyses based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including capitalization rates and discount rates. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate assets.

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

(Amounts in thousands)	As of June 30, 2023			As of December 31, 2022
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$810,395		$810,000	$402,903		$403,000
Debt:
Mortgages payable	$5,761,815		$5,592,000	$5,877,615		$5,697,000
Senior unsecured notes	1,200,000		1,016,000	1,200,000		1,021,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,336,815	(1)	$7,983,000	$8,452,615	(1)	$8,093,000
____________________
(1)Excludes $59,960 and $63,572 of deferred financing costs, net and other as of June 30, 2023 and December 31, 2022, respectively.
15.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest on cash and cash equivalents and restricted cash	$12,593	$310	$18,267	$374
Amortization of discount on investments in U.S. Treasury bills	384	1,728	3,829	1,857
Interest on loans receivable	278	994	762	1,819
Other, net	—	4	—	4
	$13,255	$3,036	$22,858	$4,054

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
16.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$91,160	$60,742	$180,241	$111,543
Capitalized interest and debt expense	(9,949)	(3,701)	(18,806)	(7,221)
Amortization of deferred financing costs	5,954	5,599	11,967	10,427
	$87,165	$62,640	$173,402	$114,749
17.    Income Per Share/Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted income per common share which includes weighted average common shares outstanding and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted common shares, based on the two-class method. Our share-based payment awards, including employee stock options, LTIP Units, OPP Units, AO LTIP Units, Performance AO LTIP Units, and LTPP Units, are included in the calculation of diluted income per share using the treasury stock method if dilutive. Our convertible securities, including our Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units and Series D-13 redeemable preferred units, are reflected in diluted income per share by application of the if-converted method if dilutive.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Vornado	$61,906	$65,947	$82,603	$107,954
Preferred share dividends	(15,529)	(15,529)	(31,058)	(31,058)
Net income attributable to common shareholders	46,377	50,418	51,545	76,896
Earnings allocated to unvested participating securities	(1)	(5)	(1)	(10)
Numerator for basic income per share	46,376	50,413	51,544	76,886
Impact of assumed conversion of dilutive convertible securities	377	(380)	700	(257)
Numerator for diluted income per share	$46,753	$50,033	$52,244	$76,629

Denominator:
Denominator for basic income per share - weighted average shares	191,468	191,750	191,668	191,737
Effect of dilutive securities(1):
Share-based payment awards	32	261	23	289
Convertible securities	3,304	28	2,673	21
Denominator for diluted income per share - weighted average shares and assumed conversions	194,804	192,039	194,364	192,047

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.24	$0.26	$0.27	$0.40

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.24	$0.26	$0.27	$0.40
_____________________________________
(1)The effect of dilutive securities excluded an aggregate of 14,883 and 15,572 weighted average common share equivalents for the three months ended June 30, 2023 and 2022, respectively, and 15,005 and 15,697 weighted average common share equivalents for the six months ended June 30, 2023 and 2022, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    Income Per Share/Income Per Class A Unit - continued
Vornado Realty L.P.
The following table presents the calculations of (i) basic income per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted income per Class A unit which includes the weighted average Class A units outstanding and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted Vornado common shares and our LTIP Units, based on the two-class method. Our other share-based payment awards, including Vornado stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units, are included in the calculation of diluted income per Class A unit using the treasury stock method if dilutive. Our convertible securities, including our Series A convertible preferred units, Series G-1 through G-4 convertible preferred units and Series D-13 redeemable preferred units, are reflected in diluted income per Class A unit by application of the if-converted method if dilutive.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Vornado Realty L.P.	$65,514	$69,729	$86,640	$113,730
Preferred unit distributions	(15,557)	(15,557)	(31,115)	(31,115)
Net income attributable to Class A unitholders	49,957	54,172	55,525	82,615
Earnings allocated to unvested participating securities	(204)	(582)	(228)	(1,221)
Numerator for basic income per Class A unit	49,753	53,590	55,297	81,394
Impact of assumed conversion of dilutive convertible securities	377	(380)	700	(257)
Numerator for diluted income per Class A unit	$50,130	$53,210	$55,997	$81,137

Denominator:
Denominator for basic income per Class A unit – weighted average units	205,411	205,259	205,606	205,200
Effect of dilutive securities(1):
Share-based payment awards	32	643	23	701
Convertible securities	3,304	28	2,673	21
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	208,747	205,930	208,302	205,922

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.24	$0.26	$0.27	$0.40

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.24	$0.26	$0.27	$0.39
____________________
(1)The effect of dilutive securities excluded an aggregate of 940 and 1,681 weighted average Class A unit equivalents for the three months ended June 30, 2023 and 2022, respectively, and 720 and 1,822 weighted average Class A unit equivalents for the six months ended June 30, 2023 and 2022, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18.    Commitments and Contingencies
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000, increased from $250,000,000 effective June 20, 2023, includes communicable disease coverage and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
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
In January 2022, we exercised the second of three 25-year renewal options on our PENN 1 ground lease. The first renewal option period commenced June 2023 and, together with the second option exercise, extends the lease term through June 2073. As a result of the exercise, we remeasured the related ground lease liability and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000, respectively, on our consolidated balance sheets. The ground lease is subject to fair market value resets at each 25-year renewal period. The rent reset effective June 2023 has yet to be determined and may be material.
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court's decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. In April 2023, we entered into a settlement with affiliates of the successor to Regus PLC, pursuant to which we agreed to discontinue all legal proceedings against the Regus PLC successor and its affiliates in exchange for a payment to us of $21,350,000, which is included in “rental revenues” on our consolidated statements of income for the three and six months ended June 30, 2023, of which $6,405,000 is attributable to noncontrolling interest.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of June 30, 2023, the aggregate dollar amount of these guarantees is approximately $1,044,000,000, primarily comprised of payment guarantees for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue. Other than these loans, our mortgage loans are non-recourse to us. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development (“ESD”), an entity of New York State, for the Farley Building. The aggregate dollar amount of the guarantee is $508,000,000 but the guarantee will be terminated if we surrender possession of the property to ESD or if we no longer hold a direct or indirect interest in the property.
As of June 30, 2023, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2023, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund, we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the June 30, 2023 fair value of the Fund assets, at liquidation we would be required to make a $27,200,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of June 30, 2023, we have construction commitments aggregating approximately $261,000,000.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and six months ended June 30, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended June 30, 2023
	Total	New York	Other
Total revenues	$472,359	$362,471	$109,888
Operating expenses	(222,723)	(176,410)	(46,313)
NOI - consolidated	249,636	186,061	63,575
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,742)	(5,204)	(13,538)
Add: NOI from partially owned entities	70,745	67,509	3,236
NOI at share	301,639	248,366	53,273
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,570)	(6,797)	1,227
NOI at share - cash basis	$296,069	$241,569	$54,500

(Amounts in thousands)	For the Three Months Ended June 30, 2022
	Total	New York	Other
Total revenues	$453,494	$364,162	$89,332
Operating expenses	(222,309)	(176,572)	(45,737)
NOI - consolidated	231,185	187,590	43,595
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,299)	(10,707)	(5,592)
Add: NOI from partially owned entities	74,060	71,209	2,851
NOI at share	288,946	248,092	40,854
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,275)	(6,189)	1,914
NOI at share - cash basis	$284,671	$241,903	$42,768

(Amounts in thousands)	For the Six Months Ended June 30, 2023
	Total	New York	Other
Total revenues	$918,282	$726,285	$191,997
Operating expenses	(451,496)	(364,731)	(86,765)
NOI - consolidated	466,786	361,554	105,232
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,506)	(10,027)	(20,479)
Add: NOI from partially owned entities	138,842	132,833	6,009
NOI at share	575,122	484,360	90,762
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(518)	(1,764)	1,246
NOI at share - cash basis	$574,604	$482,596	$92,008

(Amounts in thousands)	For the Six Months Ended June 30, 2022
	Total	New York	Other
Total revenues	$895,624	$722,710	$172,914
Operating expenses	(438,838)	(354,107)	(84,731)
NOI - consolidated	456,786	368,603	88,183
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(36,334)	(24,017)	(12,317)
Add: NOI from partially owned entities	152,752	147,173	5,579
NOI at share	573,204	491,759	81,445
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(7,405)	(10,164)	2,759
NOI at share - cash basis	$565,799	$481,595	$84,204

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Segment Information - continued
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three and six months ended June 30, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$62,733	$68,903	$73,931	$122,278
Depreciation and amortization expense	107,162	118,662	213,727	236,105
General and administrative expense	39,410	31,902	81,005	73,118
Transaction related costs and other	30	2,960	688	3,965
Income from partially owned entities	(37,272)	(25,720)	(53,938)	(59,434)
Loss (income) from real estate fund investments	102	142	121	(5,532)
Interest and other investment income, net	(13,255)	(3,036)	(22,858)	(4,054)
Interest and debt expense	87,165	62,640	173,402	114,749
Net gains on disposition of wholly owned and partially owned assets	(936)	(28,832)	(8,456)	(35,384)
Income tax expense	4,497	3,564	9,164	10,975
NOI from partially owned entities	70,745	74,060	138,842	152,752
NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,742)	(16,299)	(30,506)	(36,334)
NOI at share	301,639	288,946	575,122	573,204
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(5,570)	(4,275)	(518)	(7,405)
NOI at share - cash basis	$296,069	$284,671	$574,604	$565,799
20.     Subsequent Events
The Armory Show
On July 3, 2023, we completed the sale of The Armory Show, located in New York, for $24,400,000, subject to certain post-closing adjustments. The financial statement gain, which will be recognized in the third quarter of 2023, will be approximately $20,000,000.
825 Seventh Avenue
On July 24, 2023, a joint venture, in which we have a 50% interest, completed a $54,000,000 refinancing of the office condominium of 825 Seventh Avenue, a 173,000 square foot Manhattan office and retail building. The interest-only loan bears a rate of SOFR plus 2.75%, with a 30 basis point reduction available upon satisfaction of certain leasing conditions, and matures in January 2026. The loan replaces the previous $60,000,000 loan that bore interest at LIBOR plus 2.35% and was scheduled to mature in July 2023.
Manhattan Retail Properties Sale
On July 27, 2023, we entered into an agreement to sell four Manhattan retail properties located at 510 Fifth Avenue, 148–150 Spring Street, 443 Broadway and 692 Broadway for $100,000,000. We expect to close the sale in the third quarter of 2023 and recognize a financial statement loss of approximately $500,000. The sale is subject to customary closing conditions. As of June 30, 2023, $96,106,000 of assets associated with these properties were classified as held-for-sale and are included in “other assets” on our consolidated balance sheets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of June 30, 2023, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of June 30, 2023, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 31, 2023

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
Currently, some of the factors are the impacts of the increase in interest rates and inflation on our business, financial condition, results of operations, cash flows, operating performance and the effect that these factors have had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2023. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 90.6% of the common limited partnership interest in the Operating Partnership as of June 30, 2023. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Our business has been, and may continue to be, affected by the increase in interest rates and inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.
Vornado Realty Trust
Quarter Ended June 30, 2023 Financial Results Summary
Net income attributable to common shareholders for the quarter ended June 30, 2023 was $46,377,000, or $0.24 per diluted share, compared to $50,418,000, or $0.26 per diluted share, for the prior year’s quarter. The quarters ended June 30, 2023 and 2022 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended June 30, 2023 by $18,923,000, or $0.10 per diluted share, and by $13,015,000, or $0.07 per diluted share, for the quarter ended June 30, 2022.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2023 was $144,059,000, or $0.74 per diluted share, compared to $154,965,000, or $0.80 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2023 and 2022 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2023 by $3,322,000, or $0.02 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions by $5,094,000, or $0.03 per diluted share, for the quarter ended June 30, 2022.
Six Months Ended June 30, 2023 Financial Results Summary
Net income attributable to common shareholders for the six months ended June 30, 2023 was $51,545,000, or $0.27 per diluted share, compared to $76,896,000, or $0.40 per diluted share, for the six months ended June 30, 2022. The six months ended June 30, 2023 and 2022 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the six months ended June 30, 2023 by $21,718,000, or $0.12 per diluted share, and by $7,687,000, or $0.04 per diluted share, for the six months ended June 30, 2022.
FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2023 was $263,149,000, or $1.35 per diluted share, compared to $309,997,000, or $1.60 per diluted share, for the six months ended June 30, 2022. FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2023 and 2022 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2023 by $6,117,000, or $0.03 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions by $2,499,000, or $0.02 per diluted share for the six months ended June 30, 2022.

Overview - continued
The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Certain (income) expense items that impact net income attributable to common shareholders:
Our share of Alexander's, Inc. ("Alexander's") gain on sale of Rego Park III land parcel	$(16,396)	$—	$(16,396)	$—
Deferred tax liability on our investment in The Farley Building (held through a taxable REIT subsidiary)	2,206	3,234	5,081	6,407
Net gain on sale of the Center Building (33-00 Northern Boulevard, Long Island City, NY)	—	(15,213)	—	(15,213)
Refund of New York City transfer taxes related to the April 2019 transfer to Fifth Avenue and Times Square JV	—	(13,613)	—	(13,613)
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	—	(673)	(6,173)	(6,085)
Other	(6,194)	12,691	(5,906)	20,520
	(20,384)	(13,574)	(23,394)	(7,984)
Noncontrolling interests' share of above adjustments	1,461	559	1,676	297
Total of certain (income) expense items that impact net income attributable to common shareholders	$(18,923)	$(13,015)	$(21,718)	$(7,687)
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in The Farley Building (held through a taxable REIT subsidiary)	$2,206	$3,234	$5,081	$6,407
After-tax net gain on sale of 220 CPS condominium units and ancillary amenities	—	(673)	(6,173)	(6,085)
Other	(5,785)	2,912	(5,497)	2,363
	(3,579)	5,473	(6,589)	2,685
Noncontrolling interests' share of above adjustments	257	(379)	472	(186)
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$(3,322)	$5,094	$(6,117)	$2,499
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

	Total	New York	THE MART	555 California Street(1)
Same store NOI at share % increase (decrease)
Three months ended June 30, 2023 compared to June 30, 2022	6.7%	2.9%	(17.5)%	87.4%
Six months ended June 30, 2023 compared to June 30, 2022	3.3%	2.3%	(20.0)%	46.5%
Same store NOI at share - cash basis % increase (decrease)
Three months ended June 30, 2023 compared to June 30, 2022	6.2%	2.7%	(23.0)%	91.5%
Six months ended June 30, 2023 compared to June 30, 2022	3.9%	3.2%	(25.5)%	50.5%
____________________
(1)2023 includes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - continued

Dividends/Share Repurchase Program
On April 26, 2023, Vornado announced the postponement of dividends on its common shares until the end of 2023, at which time, upon finalization of its 2023 taxable income, including the impact of asset sales, it will pay the 2023 dividend in either (i) cash, or (ii) a combination of cash and securities, as determined by its Board of Trustees. Cash retained from dividends or from asset sales will be used to reduce debt and/or to fund the share repurchase program discussed below.
Vornado also announced that its Board of Trustees has authorized the repurchase of up to $200,000,000 of its outstanding common shares under a newly established share repurchase program.
During the three and six months ended June 30, 2023, we repurchased 1,722,295 common shares for $23,216,000 at an average price per share of $13.48.
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street.
Pursuant to the agreements, Citadel master leases 350 Park Avenue, a 585,000 square foot Manhattan office building, on an “as is” basis for ten years, with an initial annual net rent of $36,000,000. Per the terms of the lease, no tenant allowance or free rent was provided. Citadel has also master leased Rudin’s adjacent property at 40 East 52nd Street (390,000 square feet).
In addition, we entered into a joint venture with Rudin (the “Vornado/Rudin JV”) which was formed to purchase 39 East 51st Street. Upon formation of the KG joint venture described below, 39 East 51st Street will be combined with 350 Park Avenue and 40 East 52nd Street to create a premier development site (collectively, the “Site”). On June 20, 2023, the Vornado/Rudin JV completed the purchase of 39 East 51st Street for $40,000,000, which was funded on a 50/50 basis by Vornado and Rudin.
From October 2024 to June 2030, KG will have the option to either:
•acquire a 60% interest in a joint venture with the Vornado/Rudin JV that would value the Site at $1.2 billion ($900,000,000 to Vornado and $300,000,000 to Rudin) and build a new 1,700,000 square foot office tower (the “Project”) pursuant to East Midtown Subdistrict zoning with the Vornado/Rudin JV as developer. KG would own 60% of the joint venture and the Vornado/Rudin JV would own 40% (with Vornado owning 36% and Rudin owning 4% of the joint venture along with a $250,000,000 preferred equity interest in the Vornado/Rudin JV).
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
•or, exercise an option to purchase the Site for $1.4 billion ($1.085 billion to Vornado and $315,000,000 to Rudin), in which case the Vornado/Rudin JV would not participate in the new development.
Further, the Vornado/Rudin JV will have the option from October 2024 to September 2030 to put the Site to KG for $1.2 billion ($900,000,000 to Vornado and $300,000,000 to Rudin). For ten years following any put option closing, unless the put option is exercised in response to KG’s request to form the joint venture or KG makes a $200,000,000 termination payment, the Vornado/Rudin JV will have the right to invest in a joint venture with KG on the terms described above if KG proceeds with development of the Site.

Overview - continued

Dispositions
Alexander's
On May 19, 2023, Alexander's completed the sale of the Rego Park III land parcel, located in Queens, New York, for $71,060,000, inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. As a result of the sale, we recognized our $16,396,000 share of the net gain and received a $711,000 sales commission from Alexander’s, of which $250,000 was paid to a third-party broker.
The Armory Show
On July 3, 2023, we completed the sale of The Armory Show, located in New York, for $24,400,000, subject to certain post-closing adjustments. The financial statement gain, which will be recognized in the third quarter of 2023, will be approximately $20,000,000.
Manhattan Retail Properties Sale
On July 27, 2023, we entered into an agreement to sell four Manhattan retail properties located at 510 Fifth Avenue, 148–150 Spring Street, 443 Broadway and 692 Broadway for $100,000,000. We expect to close the sale in the third quarter of 2023 and recognize a financial statement loss of approximately $500,000. The sale is subject to customary closing conditions.

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
697-703 Fifth Avenue (Fifth Avenue and Times Square JV)
On June 14, 2023, the Fifth Avenue and Times Square JV completed a restructuring of the 697-703 Fifth Avenue $421,000,000 non-recourse mortgage loan, which matured in December 2022. The restructured $355,000,000 loan, which had its principal reduced through an application of property-level reserves and funds from the partners, was split into (i) a $325,000,000 senior note, which bears interest at SOFR plus 2.00%, and (ii) a $30,000,000 junior note, which accrues interest at a fixed rate of 4.00%. The restructured loan matures in June 2025, with two one-year and one nine-month as-of-right extension options (March 2028, as fully extended). Any amounts funded for future re-leasing of the property will be senior to the $30,000,000 junior note.
512 West 22nd Street
On June 28, 2023, a joint venture, in which we have a 55% interest, completed a $129,250,000 refinancing of 512 West 22nd Street, a 173,000 square foot Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.00% in year one and SOFR plus 2.35% thereafter. The loan matures in June 2025 with a one-year extension option subject to debt service coverage ratio, loan-to-value and debt yield requirements. The loan replaces the previous $137,124,000 loan that bore interest at LIBOR plus 1.85% and had an initial maturity of June 2023. In addition, the joint venture entered into the interest rate cap arrangement detailed in the table on the following page.
825 Seventh Avenue
On July 24, 2023, a joint venture, in which we have a 50% interest, completed a $54,000,000 refinancing of the office condominium of 825 Seventh Avenue, a 173,000 square foot Manhattan office and retail building. The interest-only loan bears a rate of SOFR plus 2.75%, with a 30 basis point reduction available upon satisfaction of certain leasing conditions, and matures in January 2026. The loan replaces the previous $60,000,000 loan that bore interest at LIBOR plus 2.35% and was scheduled to mature in July 2023.

Overview - continued

Interest Rate Hedging
We entered into the following interest rate swap and cap arrangements during the six months ended June 30, 2023. See Note 14 - Fair Value Measurements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our consolidated hedging instruments:

(Amounts in thousands)	Notional Amount (at share)	All-In Swapped Rate	Expiration Date	Variable Rate Spread
Interest rate swaps:
555 California Street (effective 05/24)	$840,000	6.03%	05/26	S+205
Unsecured term loan(1) (effective 10/23)	150,000	5.12%	07/25	S+129

		Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas (70.0% interest) (effective 11/23)(2)	$665,000	1.00%	11/25	S+162
One Park Avenue (effective 3/24)	525,000	3.89%	03/25	S+122
731 Lexington Avenue office condominium (32.4% interest) (effective 7/23)	162,000	6.00%	06/24	Prime + 0
640 Fifth Avenue (52.0% interest)	259,925	4.00%	05/24	S+111
512 West 22nd Street (55.0% interest)	71,088	4.50%	06/25	S+200
____________________
(1)In addition to the swap disclosed above, the unsecured term loan, which matures in December 2027, is subject to various interest rate swap arrangements that were entered into in prior periods. The table below summarizes the impact of the swap arrangements on the unsecured term loan.

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+129)
Through 10/23	$800,000	4.04%	$—
10/23 through 07/25	700,000	4.52%	100,000
07/25 through 10/26	550,000	4.35%	250,000
10/26 through 08/27	50,000	4.03%	750,000
(2)In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 is attributable to noncontrolling interests. See Note 9 - Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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
For the Three Months Ended June 30, 2023:
•279,000 square feet of New York Office space (224,000 square feet at share) at an initial rent of $91.57 per square foot and a weighted average lease term of 10.7 years. The changes in the GAAP and cash mark-to-market rent on the 174,000 square feet of second generation space were positive 9.9% and positive 5.7%, respectively. Tenant improvements and leasing commissions were $10.94 per square foot per annum, or 11.9% of initial rent.
•205,000 square feet of New York Retail space (159,000 square feet at share) at an initial rent of $50.29 per square foot and a weighted average lease term of 5.1 years. The changes in the GAAP and cash mark-to-market rent on the 97,000 square feet of second generation space were positive 20.6% and positive 15.6%, respectively. Tenant improvements and leasing commissions were $16.17 per square foot per annum, or 32.2% of initial rent.
•29,000 square feet at THE MART (all at share) at an initial rent of $56.85 per square foot and a weighted average lease term of 3.7 years. The changes in the GAAP and cash mark-to-market rent on the 21,000 square feet of second generation space were negative 11.2% and negative 13.4%, respectively. Tenant improvements and leasing commissions were $4.86 per square foot per annum, or 8.5% of initial rent.
•6,000 square feet at 555 California Street (4,000 square feet at share) at an initial rent of $120.56 per square foot and a weighted average lease term of 5.2 years. The changes in the GAAP and cash mark-to-market rent on the 4,000 square feet of second generation space were positive 12.8% and positive 2.4%, respectively. Tenant improvements and leasing commissions were $9.12 per square foot per annum, or 7.6% of initial rent.
For the Six Months Ended June 30, 2023:
•1,056,000 square feet of New York Office space (996,000 square feet at share) at an initial rent of $98.89 per square foot and a weighted average lease term of 9.8 years. The changes in the GAAP and cash mark-to-market rent on the 851,000 square feet of second generation space were positive 8.7% and positive 2.4%, respectively. Tenant improvements and leasing commissions were $4.55 per square foot per annum, or 4.6% of initial rent.
•230,000 square feet of New York Retail space (179,000 square feet at share) at an initial rent of $85.76 per square foot and a weighted average lease term of 5.3 years. The changes in the GAAP and cash mark-to-market rent on the 104,000 square feet of second generation space were positive 11.3% and positive 8.6%, respectively. Tenant improvements and leasing commissions were $17.59 per square foot per annum, or 20.5% of initial rent.
•108,000 square feet at THE MART (all at share) at an initial rent of $56.55 per square foot and a weighted average lease term of 6.0 years. The changes in the GAAP and cash mark-to-market rent on the 72,000 square feet of second generation space were negative 4.3% and negative 9.4%, respectively. Tenant improvements and leasing commissions were $7.48 per square foot per annum, or 13.2% of initial rent.
•10,000 square feet at 555 California Street (7,000 square feet at share) at an initial rent of $134.70 per square foot and a weighted average lease term of 5.9 years. The changes in the GAAP and cash mark-to-market rent on the 4,000 square feet of second generation space were positive 12.8% and positive 2.4%, respectively. Tenant improvements and leasing commissions were $22.92 per square foot per annum, or 17.0% of initial rent.

Overview - continued

Square Footage (in service) and Occupancy as of June 30, 2023

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,774	16,076	91.9%
Retail (includes retail properties that are in the base of our office properties)	56	(1)	2,250	1,812	74.0%
Residential - 1,975 units(2)	6	(1)	1,499	766	96.5%	(2)
Alexander's	5		2,455	795	87.3%	(2)
			24,978	19,449	90.1%
Other:
THE MART	4		3,683	3,674	80.0%
555 California Street	3		1,819	1,274	94.5%
Other	11		2,537	1,202	91.8%
			8,039	6,150

Total square feet as of June 30, 2023			33,017	25,599
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2022

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,724	16,028	91.9%
Retail (includes retail properties that are in the base of our office properties)	56	(1)	2,289	1,851	74.4%
Residential - 1,976 units(2)	6	(1)	1,499	766	96.7%	(2)
Alexander's	6		2,241	726	96.4%	(2)
			24,753	19,371	90.4%
Other:
THE MART	4		3,635	3,626	81.6%
555 California Street	3		1,819	1,273	94.7%
Other	11		2,532	1,197	92.6%
			7,986	6,096

Total square feet as of December 31, 2022			32,739	25,467
____________________
(1)Reflects the Office, Retail and Residential space within our 70 and 71 total New York properties as of June 30, 2023 and December 31, 2022, respectively.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. For the six months ended June 30, 2023, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended June 30, 2023 and 2022
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended June 30, 2023
	Total	New York	Other
Total revenues	$472,359	$362,471	$109,888
Operating expenses	(222,723)	(176,410)	(46,313)
NOI - consolidated	249,636	186,061	63,575
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,742)	(5,204)	(13,538)
Add: NOI from partially owned entities	70,745	67,509	3,236
NOI at share	301,639	248,366	53,273
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,570)	(6,797)	1,227
NOI at share - cash basis	$296,069	$241,569	$54,500

(Amounts in thousands)	For the Three Months Ended June 30, 2022
	Total	New York	Other
Total revenues	$453,494	$364,162	$89,332
Operating expenses	(222,309)	(176,572)	(45,737)
NOI - consolidated	231,185	187,590	43,595
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,299)	(10,707)	(5,592)
Add: NOI from partially owned entities	74,060	71,209	2,851
NOI at share	288,946	248,092	40,854
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,275)	(6,189)	1,914
NOI at share - cash basis	$284,671	$241,903	$42,768

NOI At Share by Segment for the Three Months Ended June 30, 2023 and 2022 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2023	2022
New York:
Office	$186,042	$182,042
Retail	47,428	51,438
Residential	5,467	5,250
Alexander's	9,429	9,362
Total New York	248,366	248,092

Other:
THE MART	16,462	19,947
555 California Street(1)	31,347	16,724
Other investments	5,464	4,183
Total Other	53,273	40,854

NOI at share	$301,639	$288,946
____________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2023	2022
New York:
Office	$181,253	$180,326
Retail	44,956	47,189
Residential	5,129	4,309
Alexander's	10,231	10,079
Total New York	241,569	241,903

Other:
THE MART	16,592	21,541
555 California Street(1)	32,284	16,855
Other investments	5,624	4,372
Total Other	54,500	42,768

NOI at share - cash basis	$296,069	$284,671
____________________
(1)2023 includes our $14,103 share of the receipt of a tenant settlement, net of legal expenses.

NOI At Share by Segment for the Three Months Ended June 30, 2023 and 2022 - continued
Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended June 30, 2023 and 2022
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended June 30, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended June 30,
	2023	2022
Net income	$62,733	$68,903
Depreciation and amortization expense	107,162	118,662
General and administrative expense	39,410	31,902
Transaction related costs and other	30	2,960
Income from partially owned entities	(37,272)	(25,720)
Loss from real estate fund investments	102	142
Interest and other investment income, net	(13,255)	(3,036)
Interest and debt expense	87,165	62,640
Net gains on disposition of wholly owned and partially owned assets	(936)	(28,832)
Income tax expense	4,497	3,564
NOI from partially owned entities	70,745	74,060
NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,742)	(16,299)
NOI at share	301,639	288,946
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(5,570)	(4,275)
NOI at share - cash basis	$296,069	$284,671
NOI At Share by Region(1)

	For the Three Months Ended June 30,
	2023	2022
Region:
New York City metropolitan area	88%	87%
Chicago, IL	6%	7%
San Francisco, CA	6%	6%
	100%	100%
____________________
(1)2023 excludes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Results of Operations – Three Months Ended June 30, 2023 Compared to June 30, 2022

Revenues
Our revenues were $472,359,000 for the three months ended June 30, 2023 compared to $453,494,000 for the prior year’s quarter, an increase of $18,865,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(7,079)	$(7,079)	$—
Development and redevelopment	(244)	(244)	—
Trade shows	940	—	940
Same store operations	20,023	1,985	18,038	(1)
	13,640	(5,338)	18,978
Fee and other income:
BMS cleaning fees	1,147	1,548	(401)
Management and leasing fees	792	750	42
Other income	3,286	1,349	1,937
	5,225	3,647	1,578

Total increase (decrease) in revenues	$18,865	$(1,691)	$20,556
____________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

Expenses
Our expenses were $371,507,000 for the three months ended June 30, 2023, compared to $368,239,000 for the prior year’s quarter, an increase of $3,268,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(3,690)	$(3,690)	$—
Development and redevelopment	1,144	1,144	—
Non-reimbursable expenses	(702)	(702)	—
Trade shows	408	—	408
BMS expenses	760	1,161	(401)
Same store operations	2,494	1,925	569
	414	(162)	576
Depreciation and amortization:
Acquisitions, dispositions and other	(10,711)	(10,711)	—
Development and redevelopment	21	21	—
Same store operations	(810)	(555)	(255)
	(11,500)	(11,245)	(255)

General and administrative	7,508	(180)	7,688	(1)

Expense from deferred compensation plan liability	9,776	—	9,776

Transaction related costs and other	(2,930)	(422)	(2,508)

Total increase (decrease) in expenses	$3,268	$(12,009)	$15,277
____________________
(1)Primarily due to non-cash expense related to the June 2023 grant. See Note 12 - Stock-based Compensation in Part I, Item 1 of this Quarterly Report on Form 10-Q for details.

Results of Operations – Three Months Ended June 30, 2023 Compared to June 30, 2022 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2023	For the Three Months Ended June 30,
		2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$5,941	$13,665
Return on preferred equity, net of our share of the expense		9,329	9,329
		15,270	22,994
Alexander's(2)	32.4%	21,413	5,986
Partially owned office buildings(3)	Various	(254)	(4,980)
Other investments(4)	Various	843	1,720
		$37,272	$25,720
____________________
(1)2023 includes (i) a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and will be amortized over the remaining term of the restructured loan, reducing future interest expense, and (ii) reductions in income at 697-703 Fifth Avenue and 666 Fifth Avenue upon lease renewals.
(2)On May 19, 2023, Alexander’s completed the sale of the Rego Park III land parcel for $71,060. As a result of the sale, we recognized our $16,396 share of the net gain and received a $711 sales commission from Alexander’s, of which $250 was paid to a third-party broker.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Loss from Real Estate Fund Investments
Below is a summary of loss from the Vornado Capital Partners Real Estate Fund (“the Fund”) and the Crowne Plaza Times Square Hotel Joint Venture.

(Amounts in thousands)	For the Three Months Ended June 30,
	2023	2022
Net investment (loss) income	$(102)	$6,658
Previously recorded unrealized loss on exited investments	—	53,724
Realized loss on exited investments	—	(53,724)
Net unrealized loss on held investments	—	(6,800)
Loss from real estate fund investments	(102)	(142)
Less loss attributable to noncontrolling interests in consolidated subsidiaries	143	365
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$41	$223
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended June 30,
	2023	2022
Interest on cash and cash equivalents and restricted cash	$12,593	$310
Amortization of discount on investments in U.S. Treasury bills	384	1,728
Interest on loans receivable	278	994
Other, net	—	4
	$13,255	$3,036
Interest and Debt Expense
Interest and debt expense for the three months ended June 30, 2023 was $87,165,000 compared to $62,640,000 for the prior year’s quarter, an increase of $24,525,000. This was primarily due to (i) $31,140,000 of higher interest expense resulting from higher average interest rates on our debt partially offset by (ii) $6,248,000 of higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended June 30, 2023 were $936,000 compared to $28,832,000, for the prior year’s quarter, a decrease of $27,896,000. This was due to 2022 including (i) $15,213,000 from the sale of the Center Building located at 33-00 Northern Boulevard in Long Island City, New York and (ii) $13,613,000 from the refund of New York City real property transfer tax paid in connection with the April 2019 Fifth Avenue and Times Square JV transaction.

Results of Operations – Three Months Ended June 30, 2023 Compared to June 30, 2022 - continued
Income Tax Expense
Income tax expense for the three months ended June 30, 2023 was $4,497,000 compared to $3,564,000 for the prior year’s quarter, an increase of $933,000. This was primarily due to higher income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $2,781,000 for the three months ended June 30, 2023, compared to $826,000 for the prior year’s quarter, an increase of $1,955,000. This resulted primarily from a net loss subject to allocation to the noncontrolling interests of our non-wholly owned consolidated subsidiaries.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $3,608,000 for the three months ended June 30, 2023, compared to $3,782,000 for the prior year’s quarter, a decrease of $174,000.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $15,529,000 for the three months ended June 30, 2023 and 2022.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $15,557,000 for the three months ended June 30, 2023 and 2022.
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, THE MART, 555 California Street and other investments for the three months ended June 30, 2023 compared to June 30, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended June 30, 2023	$301,639	$248,366	$16,462	$31,347	$5,464
Less NOI at share from:
Dispositions	111	111	—	—	—
Development properties	(7,594)	(7,594)	—	—	—
Other non-same store income, net	(6,658)	(1,194)	—	—	(5,464)
Same store NOI at share for the three months ended June 30, 2023	$287,498	$239,689	$16,462	$31,347	$—

NOI at share for the three months ended June 30, 2022	$288,946	$248,092	$19,947	$16,724	$4,183
Less NOI at share from:
Dispositions	(3,321)	(3,321)	—	—	—
Development properties	(8,263)	(8,263)	—	—	—
Other non-same store income, net	(7,803)	(3,620)	—	—	(4,183)
Same store NOI at share for the three months ended June 30, 2022	$269,559	$232,888	$19,947	$16,724	$—

Increase (decrease) in same store NOI at share	$17,939	$6,801	$(3,485)	$14,623	$—

% increase (decrease) in same store NOI at share	6.7%	2.9%	(17.5)%	87.4%	0.0%

Results of Operations – Three Months Ended June 30, 2023 Compared to June 30, 2022 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended June 30, 2023 compared to June 30, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2023	$296,069	$241,569	$16,592	$32,284	$5,624
Less NOI at share - cash basis from:
Dispositions	111	111	—	—	—
Development properties	(6,687)	(6,687)	—	—	—
Other non-same store income, net	(7,061)	(1,437)	—	—	(5,624)
Same store NOI at share - cash basis for the three months ended June 30, 2023	$282,432	$233,556	$16,592	$32,284	$—

NOI at share - cash basis for the three months ended June 30, 2022	$284,671	$241,903	$21,541	$16,855	$4,372
Less NOI at share - cash basis from:
Dispositions	(3,149)	(3,149)	—	—	—
Development properties	(7,620)	(7,620)	—	—	—
Other non-same store income, net	(8,007)	(3,635)	—	—	(4,372)
Same store NOI at share - cash basis for the three months ended June 30, 2022	$265,895	$227,499	$21,541	$16,855	$—

Increase (decrease) in same store NOI at share - cash basis	$16,537	$6,057	$(4,949)	$15,429	$—

% increase (decrease) in same store NOI at share - cash basis	6.2%	2.7%	(23.0)%	91.5%	0.0%

NOI At Share by Segment for the Six Months Ended June 30, 2023 and 2022
Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2023 and 2022.

(Amounts in thousands)	For the Six Months Ended June 30, 2023
	Total	New York	Other
Total revenues	$918,282	$726,285	$191,997
Operating expenses	(451,496)	(364,731)	(86,765)
NOI - consolidated	466,786	361,554	105,232
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,506)	(10,027)	(20,479)
Add: NOI from partially owned entities	138,842	132,833	6,009
NOI at share	575,122	484,360	90,762
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(518)	(1,764)	1,246
NOI at share - cash basis	$574,604	$482,596	$92,008

(Amounts in thousands)	For the Six Months Ended June 30, 2022
	Total	New York	Other
Total revenues	$895,624	$722,710	$172,914
Operating expenses	(438,838)	(354,107)	(84,731)
NOI - consolidated	456,786	368,603	88,183
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(36,334)	(24,017)	(12,317)
Add: NOI from partially owned entities	152,752	147,173	5,579
NOI at share	573,204	491,759	81,445
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(7,405)	(10,164)	2,759
NOI at share - cash basis	$565,799	$481,595	$84,204

NOI At Share by Segment for the Six Months Ended June 30, 2023 and 2022 - continued
The elements of our New York and Other NOI at share for the six months ended June 30, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
New York:
Office	$360,312	$359,851
Retail	94,624	103,543
Residential	10,925	10,024
Alexander's	18,499	18,341
Total New York	484,360	491,759

Other:
THE MART	31,871	39,861
555 California Street(1)	48,276	32,959
Other investments	10,615	8,625
Total Other	90,762	81,445

NOI at share	$575,122	$573,204
____________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
New York:
Office	$363,334	$358,153
Retail	88,990	94,582
Residential	10,180	8,998
Alexander's	20,092	19,862
Total New York	482,596	481,595

Other:
THE MART	31,267	41,977
555 California Street(1)	50,002	33,215
Other investments	10,739	9,012
Total Other	92,008	84,204

NOI at share - cash basis	$574,604	$565,799
____________________
(1)2023 includes our $14,103 share of the receipt of a tenant settlement, net of legal expenses.

Reconciliation of Net Income to NOI At Share and NOI at share - cash basis for the Six Months Ended June 30, 2023 and 2022

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the six months ended June 30, 2023 and 2022.

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
Net income	$73,931	$122,278
Depreciation and amortization expense	213,727	236,105
General and administrative expense	81,005	73,118
Transaction related costs and other	688	3,965
Income from partially owned entities	(53,938)	(59,434)
Loss (income) from real estate fund investments	121	(5,532)
Interest and other investment income, net	(22,858)	(4,054)
Interest and debt expense	173,402	114,749
Net gains on disposition of wholly owned and partially owned assets	(8,456)	(35,384)
Income tax expense	9,164	10,975
NOI from partially owned entities	138,842	152,752
NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,506)	(36,334)
NOI at share	575,122	573,204
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(518)	(7,405)
NOI at share - cash basis	$574,604	$565,799
NOI At Share by Region(1)

	For the Six Months Ended June 30,
	2023	2022
Region:
New York City metropolitan area	88%	87%
Chicago, IL	6%	7%
San Francisco, CA	6%	6%
	100%	100%
____________________
(1)2023 excludes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Results of Operations – Six Months Ended June 30, 2023 Compared to June 30, 2022

Revenues
Our revenues were $918,282,000 for the six months ended June 30, 2023, compared to $895,624,000 for the prior year’s six months, an increase of $22,658,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(19,064)	$(19,064)	$—
Development and redevelopment	69	69	—
Trade shows	844	—	844
Same store operations	31,301	14,328	16,973	(1)
	13,150	(4,667)	17,817
Fee and other income:
BMS cleaning fees	3,784	4,515	(731)
Management and leasing fees	1,072	956	116
Other income	4,652	2,771	1,881
	9,508	8,242	1,266

Total increase in revenues	$22,658	$3,575	$19,083
____________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

Expenses
Our expenses were $752,826,000 for the six months ended June 30, 2023, compared to $742,488,000 for the prior year’s six months, an increase of $10,338,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(7,943)	$(7,943)	$—
Development and redevelopment	4,341	4,341	—
Non-reimbursable expenses	2,581	2,581	—
Trade shows	819	—	819
BMS expenses	3,154	3,885	(731)
Same store operations	9,706	7,760	1,946
	12,658	10,624	2,034
Depreciation and amortization:
Acquisitions, dispositions and other	(22,039)	(22,039)	—
Development and redevelopment	56	56	—
Same store operations	(395)	482	(877)
	(22,378)	(21,501)	(877)

General and administrative	7,887	784	7,103	(1)

Expense from deferred compensation plan liability	15,448	—	15,448

Transaction related costs and other	(3,277)	(987)	(2,290)

Total increase (decrease) in expenses	$10,338	$(11,080)	$21,418
____________________
(1)Primarily due to non-cash expense related to the June 2023 grant. See Note 12 - Stock-based Compensation in Part I, Item 1 of this Quarterly Report on Form 10-Q for details.

Results of Operations – Six Months Ended June 30, 2023 Compared to June 30, 2022 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2023	For the Six Months Ended June 30,
		2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$16,140	$29,974
Return on preferred equity, net of our share of the expense		18,555	18,555
		34,695	48,529
Alexander's(2)	32.4%	26,157	11,677
Partially owned office buildings(3)	Various	(9,217)	(3,688)
Other investments(4)	Various	2,303	2,916
		$53,938	$59,434
_____________________
(1)2023 includes (i) a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and will be amortized over the remaining term of the restructured loan, reducing future interest expense, and (ii) reductions in income at 697-703 Fifth Avenue and 666 Fifth Avenue upon lease renewals.
(2)On May 19, 2023, Alexander’s completed the sale of the Rego Park III land parcel for $71,060. As a result of the sale, we recognized our $16,396 share of the net gain and received a $711 sales commission from Alexander’s, of which $250 was paid to a third-party broker.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(Loss) Income from Real Estate Fund Investments
Below is a summary of (loss) income from the Fund and the Crowne Plaza Times Square Hotel Joint Venture.

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
Previously recorded unrealized loss on exited investments	$247,575	$59,396
Realized loss on exited investments	(247,575)	(53,724)
Net investment (loss) income	(121)	6,660
Net unrealized loss on held investments	—	(6,800)
(Loss) income from real estate fund investments	(121)	5,532
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	382	(3,599)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$261	$1,933
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Six Months Ended June 30,
	2023	2022
Interest on cash and cash equivalents and restricted cash	$18,267	$374
Amortization of discount on investments in U.S. Treasury bills	3,829	1,857
Interest on loans receivable	762	1,819
Other, net	—	4
	$22,858	$4,054

Results of Operations – Six Months Ended June 30, 2023 Compared to June 30, 2022 - continued
Interest and Debt Expense
Interest and debt expense was $173,402,000 for the six months ended June 30, 2023, compared to $114,749,000 for the prior year’s six months, an increase of $58,653,000. This was primarily due to (i) $71,278,000 of higher interest expense resulting from higher average interest rates on our debt, partially offset by (ii) $11,585,000 of higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $8,456,000 for the six months ended June 30, 2023, primarily consists of $7,520,000 resulting from the sale of a condominium unit at 220 CPS. Net gains on disposition of wholly owned and partially owned assets of $35,384,000 for the six months ended June 30, 2022 primarily consists of (i) $15,213,000 from the sale of the Center Building located at 33-00 Northern Boulevard in Long Island City, New York, (ii) $13,613,000 from the refund of New York City real property transfer tax paid in connection with the April 2019 Fifth Avenue and Times Square JV transaction and (iii) $7,030,000 from the sale of one condominium unit and ancillary amenities at 220 CPS.
Income Tax Expense
Income tax expense for the six months ended June 30, 2023 was $9,164,000 compared to $10,975,000 for the prior year’s six months, a decrease of $1,811,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $12,709,000 for the six months ended June 30, 2023, compared to net income of $8,548,000 for the prior year’s six months, a decrease in income of $21,257,000. This was primarily due to higher average interest rates on mortgage loans of our non-wholly owned consolidated subsidiaries in 2023.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $4,037,000 for the six months ended June 30, 2023, compared to $5,776,000 for the prior year’s six months, a decrease of $1,739,000. This resulted primarily from lower net income subject to allocation to Class A unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $31,058,000 for the six months ended June 30, 2023 and 2022.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $31,115,000 for the six months ended June 30, 2023 and 2022.

Results of Operations – Six Months Ended June 30, 2023 Compared to June 30, 2022 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, THE MART, 555 California Street and other investments for the six months ended June 30, 2023 compared to June 30, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the six months ended June 30, 2023	$575,122	$484,360	$31,871	$48,276	$10,615
Less NOI at share from:
Dispositions	307	307	—	—	—
Development properties	(15,140)	(15,140)	—	—	—
Other non-same store (income) expense, net	(8,145)	2,470	—	—	(10,615)
Same store NOI at share for the six months ended June 30, 2023	$552,144	$471,997	$31,871	$48,276	$—

NOI at share for the six months ended June 30, 2022	$573,204	$491,759	$39,861	$32,959	$8,625
Less NOI at share from:
Dispositions	(6,356)	(6,356)	—	—	—
Development properties	(15,702)	(15,702)	—	—	—
Other non-same store income, net	(16,722)	(8,097)	—	—	(8,625)
Same store NOI at share for the six months ended June 30, 2022	$534,424	$461,604	$39,861	$32,959	$—

Increase (decrease) in same store NOI at share	$17,720	$10,393	$(7,990)	$15,317	$—

% increase (decrease) in same store NOI at share	3.3%	2.3%	(20.0)%	46.5%	0.0%

    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the six months ended June 30, 2023 compared to June 30, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2023	$574,604	$482,596	$31,267	$50,002	$10,739
Less NOI at share - cash basis from:
Dispositions	307	307	—	—	—
Development properties	(13,457)	(13,457)	—	—	—
Other non-same store income, net	(13,131)	(2,392)	—	—	(10,739)
Same store NOI at share - cash basis for the six months ended June 30, 2023	$548,323	$467,054	$31,267	$50,002	$—

NOI at share - cash basis for the six months ended June 30, 2022	$565,799	$481,595	$41,977	$33,215	$9,012
Less NOI at share - cash basis from:
Dispositions	(6,205)	(6,205)	—	—	—
Development properties	(14,375)	(14,375)	—	—	—
Other non-same store income, net	(17,339)	(8,327)	—	—	(9,012)
Same store NOI at share - cash basis for the six months ended June 30, 2022	$527,880	$452,688	$41,977	$33,215	$—

Increase (decrease) in same store NOI at share - cash basis	$20,443	$14,366	$(10,710)	$16,787	$—

% increase (decrease) in same store NOI at share - cash basis	3.9%	3.2%	(25.5)%	50.5%	0.0%

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
As of June 30, 2023, we have $3.2 billion of liquidity comprised of $1.3 billion of cash and cash equivalents and restricted cash and $1.9 billion available on our $2.5 billion revolving credit facilities. The ongoing challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
On April 26, 2023, our Board of Trustees authorized a share repurchase plan under which Vornado is authorized to repurchase up to $200,000,000 of its outstanding common shares. During the three and six months ended June 30, 2023, we repurchased 1,722,295 common shares for $23,216,000 at an average price per share of $13.48.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,312,133,000 as of June 30, 2023, a $290,976,000 increase from the balance as of December 31, 2022.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2023	2022
Net cash provided by operating activities	$374,741	$430,625	$(55,884)
Net cash provided by (used in) investing activities	152,373	(715,862)	868,235
Net cash used in financing activities	(236,138)	(528,796)	292,658
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the six months ended June 30, 2023, net cash provided by operating activities of $374,741,000 was comprised of $358,973,000 of cash from operations, including distributions of income from partially owned entities of $88,902,000, and a net increase of $15,768,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Liquidity and Capital Resources - continued
Investing Activities
Net cash flow provided by (used in) investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash provided by (used in) investing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2023	2022
Proceeds from maturities of U.S. Treasury bills	$468,598	$299,668	$168,930
Development costs and construction in progress	(289,792)	(418,748)	128,956
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—	105,000
Additions to real estate	(100,126)	(70,046)	(30,080)
Investments in partially owned entities	(37,222)	(11,091)	(26,131)
Acquisitions of real estate and other	(33,145)	(1,000)	(32,145)
Distributions of capital from partially owned entities	18,481	10,066	8,415
Proceeds from sale of condominium units at 220 Central Park South	14,216	16,124	(1,908)
Proceeds from sales of real estate	6,363	253,958	(247,595)
Purchase of U.S. Treasury bills	—	(794,793)	794,793
Net cash provided by (used in) investing activities	$152,373	$(715,862)	$868,235
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2023	2022
Repayments of borrowings	$(115,800)	$(1,240,573)	$1,124,773
Dividends paid on common shares/Distributions to Vornado	(71,950)	(203,240)	131,290
Dividends paid on preferred shares/Distributions to preferred unitholders	(31,058)	(31,058)	—
Repurchase of common shares/Class A units owned by Vornado	(23,250)	—	(23,250)
Contributions from noncontrolling interests in consolidated subsidiaries	18,328	4,253	14,075
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(9,440)	(56,589)	47,149
Deferred financing costs	(3,078)	(31,718)	28,640
Proceeds received from exercise of Vornado stock options and other	146	441	(295)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(36)	(85)	49
Proceeds from borrowings	—	1,029,773	(1,029,773)
Net cash used in financing activities	$(236,138)	$(528,796)	$292,658

Liquidity and Capital Resources - continued
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
PENN District
PENN 1
We are redeveloping PENN 1, a 2,559,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"). Skanska USA Civil Northeast, Inc. is performing the redevelopment under a fixed price contract for $397,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost of our PENN 1 project is estimated to be $450,000,000, of which $401,262,000 of cash has been expended as of June 30, 2023.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $515,417,000 of cash has been expended as of June 30, 2023.
Hotel Pennsylvania Site
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $43,713,000 of cash has been expended as of June 30, 2023.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District and 350 Park Avenue.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000, increased from $250,000,000 effective June 20, 2023, includes communicable disease coverage and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
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
In January 2022, we exercised the second of three 25-year renewal options on our PENN 1 ground lease. The first renewal option period commenced June 2023 and, together with the second option exercise, extends the lease term through June 2073. As a result of the exercise, we remeasured the related ground lease liability and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000, respectively, on our consolidated balance sheets. The ground lease is subject to fair market value resets at each 25-year renewal period. The rent reset effective June 2023 has yet to be determined and may be material.
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court's decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. In April 2023, we entered into a settlement with affiliates of the successor to Regus PLC, pursuant to which we agreed to discontinue all legal proceedings against the Regus PLC successor and its affiliates in exchange for a payment to us of $21,350,000, which is included in “rental revenues” on our consolidated statements of income for the three and six months ended June 30, 2023, of which $6,405,000 is attributable to noncontrolling interest.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of June 30, 2023, the aggregate dollar amount of these guarantees is approximately $1,044,000,000, primarily comprised of payment guarantees for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue. Other than these loans, our mortgage loans are non-recourse to us. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development (“ESD”), an entity of New York State, for the Farley Building. The aggregate dollar amount of the guarantee is $508,000,000 but the guarantee will be terminated if we surrender possession of the property to ESD or if we no longer hold a direct or indirect interest in the property.
As of June 30, 2023, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2023, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund, we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the June 30, 2023 fair value of the Fund assets, at liquidation we would be required to make a $27,200,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of June 30, 2023, we have construction commitments aggregating approximately $261,000,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. The Company also uses FFO attributable to common shareholders plus assumed conversions, as adjusted for certain items that impact the comparability of period-to-period FFO, as one of several criteria to determine performance-based compensation for senior management. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 17 – Income Per Share/Income Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and six months ended June 30, 2023 and 2022.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$46,377	$50,418	$51,545	$76,896
Per diluted share	$0.24	$0.26	$0.27	$0.40

FFO adjustments:
Depreciation and amortization of real property	$94,922	$106,620	$189,714	$212,582
Net gain on sale of real estate	(260)	(27,803)	(260)	(28,354)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	26,666	33,681	54,135	65,820
Net gain on sale of real estate	(16,545)	(175)	(16,545)	(175)
	104,783	112,323	227,044	249,873
Noncontrolling interests' share of above adjustments	(7,510)	(7,781)	(16,256)	(17,287)
FFO adjustments, net	$97,273	$104,542	$210,788	$232,586

FFO attributable to common shareholders	$143,650	$154,960	$262,333	$309,482
Impact of assumed conversion of dilutive convertible securities	409	5	816	515
FFO attributable to common shareholders plus assumed conversions	$144,059	$154,965	$263,149	$309,997
Per diluted share	$0.74	$0.80	$1.35	$1.60

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,468	191,750	191,668	191,737
Effect of dilutive securities:
Convertible securities	3,378	1,412	2,852	1,271
Share-based payment awards	32	261	23	289
Denominator for FFO per diluted share	194,878	193,423	194,543	193,297

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2023
	June 30, Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates
Consolidated debt:
Fixed rate(2)	$6,144,100	3.59%	$—
Variable rate(3)	2,192,715	5.83%	21,927
	$8,336,815	4.18%	21,927
Pro rata share of debt of non-consolidated entities:
Fixed rate(2)	$1,200,950	3.87%	—
Variable rate(4)	1,456,961	5.95%	14,570
	$2,657,911	5.01%	14,570
Noncontrolling interests' share of consolidated subsidiaries			(6,821)
Total change in annual net income attributable to the Operating Partnership			29,676
Noncontrolling interests’ share of the Operating Partnership			(2,128)
Total change in annual net income attributable to Vornado			$27,548
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.14
Total change in annual net income attributable to Vornado per diluted share			$0.14
______________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)Includes variable rate debt subject to interest rate swap arrangements as of period end.
(3)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $2,009,119, of which $682,060 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average strike rate of 4.18% and a weighted average remaining term of 10 months. These amounts exclude the 1.00% SOFR interest rate cap we entered into in June 2023 for the $950,000 1290 Avenue of the Americas mortgage loan, in which we have a 70% controlling interest, which is effective November 2023. See the following page for details on the forward cap arrangement.
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,268,305 at our pro rata share. The interest rate cap arrangements have a weighted average strike rate of 4.35% and a weighted average remaining term of eight months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2023, the estimated fair value of our consolidated debt was $7,983,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of June 30, 2023 and December 31, 2022.

(Amounts in thousands)	As of June 30, 2023						As of December 31, 2022
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	2.29%	05/24	$36,414	$—	$49,888
Forward swap (effective 05/24)	840,000	(1)	6.03%	05/26	—	1,280	—
770 Broadway mortgage loan	700,000		4.98%	07/27	33,320	—	29,226
PENN 11 mortgage loan	500,000		2.22%	03/24	17,471	—	26,587
Unsecured revolving credit facility	575,000		3.87%	08/27	27,738	—	24,457
Unsecured term loan(2)	800,000		4.04%	(2)	24,001	—	21,024
100 West 33rd Street mortgage loan	480,000		5.06%	06/27	11,203	—	6,886
888 Seventh Avenue mortgage loan	200,000	(3)	4.76%	09/27	7,880	—	6,544
4 Union Square South mortgage loan	99,100	(4)	3.74%	01/25	3,916	—	4,050
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(5)	11/25	66,456	—	7,590
One Park Avenue mortgage loan	525,000		(6)	03/25	10,870	—	5,472
Various mortgage loans					3,110	—	2,080
					$242,379	$1,280	$183,804
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

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+129)
Through 10/23	$800,000	4.04%	$—
10/23 through 07/25	700,000	4.52%	100,000
07/25 through 10/26	550,000	4.35%	250,000
10/26 through 08/27	50,000	4.03%	750,000

(3)The remaining $67,000 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (6.96% as of June 30, 2023).
(4)The remaining $20,900 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.66% as of June 30, 2023).
(5)Current SOFR cap strike rate of 3.89%. In June 2023, we entered into a forward cap arrangement which is effective upon the November 2023 expiration of the current in-place cap and expires in November 2025. The forward cap has a SOFR strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 is attributable to noncontrolling interests. See Note 9 - Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(6)Current SOFR cap strike rate of 3.89%. In March 2023, we entered into a forward cap arrangement which is effective upon the March 2024 expiration of the current in-place cap and expires in March 2025. The forward cap has a SOFR strike rate of 3.89%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended June 30, 2023, Vornado issued 385,546 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There were no cash proceeds associated with these issuances.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities:

Period(1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2023 - April 30, 2023	—	$—	—	$200,000,000
May 1, 2023 - May 31, 2023	842,861	13.14	842,861	188,920,791
June 1, 2023 - June 30, 2023	879,434	13.80	879,434	176,784,138
	1,722,295		1,722,295
____________________
(1)On April 26, 2023, Vornado’s Board of Trustees authorized a share repurchase plan under which Vornado is authorized to repurchase up to $200,000,000 of its outstanding common shares. The program does not have an expiration date and may be suspended or discontinued at any time and does not obligate Vornado to make any repurchases of its common shares.
(2)Average price paid per share excludes costs associated with the repurchases.
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended June 30, 2023, Vornado Realty L.P. issued 840,483 Class A units to satisfy conversions of restricted Operating Partnership units (“LTIP Units”). There were no cash proceeds associated with the issuances.
On May 18, 2023, the Operating Partnership granted 120,924 LTIP Units at a market price of $13.03 per unit to Vornado Trustees that are not executives of the Company as part of their annual Trustee fees. The units were issued outside of Vornado's omnibus share plan.
On June 29, 2023, the Operating Partnership granted (i) 2,394,801 LTIP Units and (ii) 14,368,750 performance-conditioned appreciation-only long-term incentive plan units to a broad group of employees of the Company including its named executive officers (as identified in the Company’s proxy statement for its 2023 Annual Meeting of Shareholders). The average of the high and low market prices of Vornado common shares on the date of grant was $16.87. The units were issued pursuant to Vornado’s omnibus share plan.
All of the securities referred to above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There were no cash proceeds associated with these issuances.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: Vornado Realty L.P. repurchased Class A units from Vornado Realty Trust equivalent     to the number and price of common shares repurchased by Vornado Realty Trust during the three months ended June 30, 2023, as disclosed in the table above.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The documents listed below are filed herewith or incorporated herein by reference and numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number		Exhibit Description
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101	—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: July 31, 2023	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: July 31, 2023	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)