Form 10-Q
period 2023-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2023-10-30
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2023
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of September 30, 2023, 190,321,756 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” and “VRLP” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 90.9% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	September 30, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land	$2,457,589	$2,451,828
Buildings and improvements	9,887,787	9,804,204
Development costs and construction in progress	1,257,886	933,334
Leasehold improvements and equipment	129,385	125,389
Total	13,732,647	13,314,755
Less accumulated depreciation and amortization	(3,698,582)	(3,470,991)
Real estate, net	10,034,065	9,843,764
Right-of-use assets	679,119	684,380
Cash and cash equivalents	1,000,362	889,689
Restricted cash	262,118	131,468
Investments in U.S. Treasury bills	—	471,962
Tenant and other receivables	88,438	81,170
Investments in partially owned entities	2,670,782	2,665,073
220 Central Park South condominium units ready for sale	40,198	43,599
Receivable arising from the straight-lining of rents	697,486	694,972
Deferred leasing costs, net of accumulated amortization of $256,337 and $237,395	355,307	373,555
Identified intangible assets, net of accumulated amortization of $99,770 and $98,139	130,086	139,638
Other assets	494,582	474,105
	$16,452,543	$16,493,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,714,761	$5,829,018
Senior unsecured notes, net	1,193,362	1,191,832
Unsecured term loan, net	794,212	793,193
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	728,468	735,969
Accounts payable and accrued expenses	452,853	450,881
Deferred revenue	34,083	39,882
Deferred compensation plan	100,485	96,322
Other liabilities	316,094	268,166
Total liabilities	9,909,318	9,980,263
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,927,110 and 14,416,891 units outstanding	411,640	345,157
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	415,175	348,692
Redeemable noncontrolling interest in a consolidated subsidiary	58,829	88,040
Total redeemable noncontrolling interests	474,004	436,732
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,321,756 and 191,866,880 shares	7,592	7,654
Additional capital	8,341,810	8,369,228
Earnings less than distributions	(3,891,266)	(3,894,580)
Accumulated other comprehensive income	170,182	174,967
Total shareholders' equity	5,810,777	5,839,728
Noncontrolling interests in consolidated subsidiaries	258,444	236,652
Total equity	6,069,221	6,076,380
	$16,452,543	$16,493,375
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Rental revenues	$400,367	$409,144	$1,215,994	$1,211,621
Fee and other income	50,628	48,287	153,283	141,434
Total revenues	450,995	457,431	1,369,277	1,353,055
EXPENSES:
Operating	(233,737)	(221,596)	(685,233)	(660,434)
Depreciation and amortization	(110,349)	(134,526)	(324,076)	(370,631)
General and administrative	(35,838)	(29,174)	(116,843)	(102,292)
(Expense) benefit from deferred compensation plan liability	(1,631)	600	(7,541)	10,138
Transaction related costs and other	(813)	(996)	(1,501)	(4,961)
Total expenses	(382,368)	(385,692)	(1,135,194)	(1,128,180)

Income from partially owned entities	18,269	24,341	72,207	83,775
Income (loss) from real estate fund investments	1,783	(111)	1,662	5,421
Interest and other investment income, net	12,934	5,228	35,792	9,282
Income (loss) from deferred compensation plan assets	1,631	(600)	7,541	(10,138)
Interest and debt expense	(88,126)	(76,774)	(261,528)	(191,523)
Net gains on disposition of wholly owned and partially owned assets	56,136	—	64,592	35,384
Income before income taxes	71,254	23,823	154,349	157,076
Income tax expense	(11,684)	(3,711)	(20,848)	(14,686)
Net income	59,570	20,112	133,501	142,390
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	13,541	3,792	26,250	(4,756)
Operating Partnership	(4,736)	(606)	(8,773)	(6,382)
Net income attributable to Vornado	68,375	23,298	150,978	131,252
Preferred share dividends	(15,529)	(15,529)	(46,587)	(46,587)
NET INCOME attributable to common shareholders	$52,846	$7,769	$104,391	$84,665

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.28	$0.04	$0.55	$0.44
Weighted average shares outstanding	190,364	191,793	191,228	191,756

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.28	$0.04	$0.54	$0.44
Weighted average shares outstanding	192,921	192,018	193,845	192,042

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$59,570	$20,112	$133,501	$142,390
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	22,312	117,219	2,433	200,838
Other comprehensive (loss) income of nonconsolidated subsidiaries	(1,390)	5,124	(4,534)	19,084
Comprehensive income	80,492	142,455	131,400	362,312
Less comprehensive loss (income) attributable to noncontrolling interests	6,236	(7,279)	17,323	(28,348)
Comprehensive income attributable to Vornado	$86,728	$135,176	$148,723	$333,964
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2023:
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$7,601	$8,331,228	$(3,938,202)	$151,771	$259,673	$5,994,530
Net income attributable to Vornado	—	—	—	—	—	68,375	—	—	68,375
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(2,350)	(2,350)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued upon redemption of Class A units, at redemption value	—	—	81	3	1,612	—	—	—	1,615
Contributions	—	—	—	—	—	—	—	206	206
Distributions	—	—	—	—	—	—	—	(20)	(20)
Deferred compensation shares and options	—	—	(1)	—	74	11	—	—	85
Repurchase of common shares	—	—	(302)	(12)	—	(5,921)	—	—	(5,933)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(1,390)	—	(1,390)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	22,312	—	22,312
Redeemable Class A unit measurement adjustment	—	—	—	—	8,896	—	58	—	8,954
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(2,569)	935	(1,634)
Balance as of September 30, 2023	48,793	$1,182,459	190,322	$7,592	$8,341,810	$(3,891,266)	$170,182	$258,444	$6,069,221
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2022:
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$7,650	$8,339,161	$(3,205,751)	$73,300	$253,994	$6,650,813
Net income attributable to Vornado	—	—	—	—	—	23,298	—	—	23,298
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	967	967
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,656)	—	—	(101,656)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	34	1	991	—	—	—	992
Under dividend reinvestment plan	—	—	7	—	221	—	—	—	221
Contributions	—	—	—	—	—	—	—	650	650
Distributions	—	—	—	—	—	—	—	(4,548)	(4,548)
Deferred compensation shares and options	—	—	—	—	155	—	—	—	155
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	5,124	—	5,124
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	117,219	—	117,219
Redeemable Class A unit measurement adjustment	—	—	—	—	21,857	—	—	—	21,857
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(10,465)	2,166	(8,299)
Other	—	—	1	1	2	8	—	(1)	10
Balance as of September 30, 2022	48,793	$1,182,459	191,817	$7,652	$8,362,387	$(3,299,630)	$185,178	$253,228	$6,691,274
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	150,978	—	—	150,978
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	2,961	2,961
Dividends on common shares ($0.375 per share)	—	—	—	—	—	(71,950)	—	—	(71,950)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(46,587)	—	—	(46,587)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	475	19	7,154	—	—	—	7,173
Under dividend reinvestment plan	—	—	6	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	22,534	22,534
Distributions	—	—	—	—	—	—	—	(3,831)	(3,831)
Deferred compensation shares and options	—	—	(2)	—	243	(25)	—	—	218
Repurchase of common shares	—	—	(2,024)	(81)	—	(29,102)	—	—	(29,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(4,534)	—	(4,534)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	2,433	—	2,433
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	—	(55,629)	—	(2,530)	—	(58,159)
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(154)	128	(26)
Balance as of September 30, 2023	48,793	$1,182,459	190,322	$7,592	$8,341,810	$(3,891,266)	$170,182	$258,444	$6,069,221
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado	—	—	—	—	—	131,252	—	—	131,252
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	13,236	13,236
Dividends on common shares ($1.59 per share)	—	—	—	—	—	(304,896)	—	—	(304,896)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(46,587)	—	—	(46,587)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	76	3	2,566	—	—	—	2,569
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	19	—	655	—	—	—	655
Contributions	—	—	—	—	—	—	—	4,903	4,903
Distributions	—	—	—	—	—	—	—	(45,976)	(45,976)
Deferred compensation shares and options	—	—	(2)	—	447	(85)	—	—	362
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	19,084	—	19,084
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	200,838	—	200,838
Redeemable Class A unit measurement adjustment	—	—	—	—	215,619	—	—	—	215,619
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(17,210)	2,166	(15,044)
Other	—	—	—	1	—	6	—	7	14
Balance as of September 30, 2022	48,793	$1,182,459	191,817	$7,652	$8,362,387	$(3,299,630)	$185,178	$253,228	$6,691,274
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$133,501	$142,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	342,038	386,697
Distributions of income from partially owned entities	131,308	137,758
Equity in net income of partially owned entities	(72,207)	(83,775)
Net gains on disposition of wholly owned and partially owned assets	(64,592)	(35,384)
Stock-based compensation expense	33,247	22,887
Change in deferred tax liability	14,309	9,992
Straight-lining of rents	(4,770)	(45,835)
Amortization of interest rate cap premiums	4,225	66
Amortization of below-market leases, net	(4,083)	(3,788)
Net realized and unrealized (gain) loss on real estate fund investments	(1,861)	1,128
Return of capital from real estate fund investments	1,861	—
Write-off of lease receivables deemed uncollectible	—	782
Other non-cash adjustments	3,919	2,494
Changes in operating assets and liabilities:
Tenant and other receivables	(8,267)	(2,128)
Prepaid assets	(72,194)	33,995
Other assets	(72,201)	(22,706)
Lease liabilities	13,191	11,363
Accounts payable and accrued expenses	26,023	6,649
Other liabilities	33,428	(2,758)
Net cash provided by operating activities	436,875	559,827

Cash Flows from Investing Activities:
Proceeds from maturities of U.S. Treasury bills	468,598	349,461
Development costs and construction in progress	(432,439)	(557,884)
Additions to real estate	(155,080)	(120,124)
Proceeds from sales of real estate	123,550	253,958
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—
Investments in partially owned entities	(43,737)	(15,046)
Acquisitions of real estate and other	(33,145)	(2,000)
Distributions of capital from partially owned entities	18,837	20,566
Proceeds from sale of condominium units at 220 Central Park South	14,216	16,124
Purchase of U.S. Treasury bills	—	(794,793)
Net cash provided by (used in) investing activities	65,800	(849,738)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Financing Activities:
Repayments of borrowings	$(119,400)	$(1,245,973)
Dividends paid on common shares	(71,950)	(304,896)
Dividends paid on preferred shares	(46,587)	(46,587)
Repurchase of common shares	(29,183)	—
Contributions from noncontrolling interests	18,534	4,903
Distributions to noncontrolling interests	(9,489)	(68,716)
Deferred financing costs	(3,398)	(32,473)
Proceeds received from exercise of employee share options and other	146	662
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(25)	(85)
Proceeds from borrowings	—	1,029,773
Net cash used in financing activities	(261,352)	(663,392)
Net increase (decrease) in cash and cash equivalents and restricted cash	241,323	(953,303)
Cash and cash equivalents and restricted cash at beginning of period	1,021,157	1,930,351
Cash and cash equivalents and restricted cash at end of period	$1,262,480	$977,048

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$889,689	$1,760,225
Restricted cash at beginning of period	131,468	170,126
Cash and cash equivalents and restricted cash at beginning of period	$1,021,157	$1,930,351

Cash and cash equivalents at end of period	$1,000,362	$845,423
Restricted cash at end of period	262,118	131,625
Cash and cash equivalents and restricted cash at end of period	$1,262,480	$977,048

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$306,001	$170,839
Cash payments for income taxes	$8,728	$6,919

Non-Cash Information:
Accrued capital expenditures included in accounts payable and accrued expenses	$64,072	$86,844
Redeemable Class A unit measurement adjustment	(58,159)	215,619
Write-off of fully depreciated assets	(46,164)	(52,475)
Initial investment in Pier 94 joint venture upon contribution of leasehold interest	50,090	—
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:
Real estate	21,693	—
Right-of-use assets	7,081	—
Lease liabilities	(20,692)	—
Change in fair value of consolidated interest rate hedges and other	2,433	200,838
Additional estimated lease liability arising from the recognition of right-of-use asset	—	350,000
Reclassification of assets held for sale (included in "other assets")	—	64,177
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	—	30,542
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	September 30, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land	$2,457,589	$2,451,828
Buildings and improvements	9,887,787	9,804,204
Development costs and construction in progress	1,257,886	933,334
Leasehold improvements and equipment	129,385	125,389
Total	13,732,647	13,314,755
Less accumulated depreciation and amortization	(3,698,582)	(3,470,991)
Real estate, net	10,034,065	9,843,764
Right-of-use assets	679,119	684,380
Cash and cash equivalents	1,000,362	889,689
Restricted cash	262,118	131,468
Investments in U.S. Treasury bills	—	471,962
Tenant and other receivables	88,438	81,170
Investments in partially owned entities	2,670,782	2,665,073
220 Central Park South condominium units ready for sale	40,198	43,599
Receivable arising from the straight-lining of rents	697,486	694,972
Deferred leasing costs, net of accumulated amortization of $256,337 and $237,395	355,307	373,555
Identified intangible assets, net of accumulated amortization of $99,770 and $98,139	130,086	139,638
Other assets	494,582	474,105
	$16,452,543	$16,493,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,714,761	$5,829,018
Senior unsecured notes, net	1,193,362	1,191,832
Unsecured term loan, net	794,212	793,193
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	728,468	735,969
Accounts payable and accrued expenses	452,853	450,881
Deferred revenue	34,083	39,882
Deferred compensation plan	100,485	96,322
Other liabilities	316,094	268,166
Total liabilities	9,909,318	9,980,263
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,927,110 and 14,416,891 units outstanding	411,640	345,157
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	415,175	348,692
Redeemable noncontrolling interest in a consolidated subsidiary	58,829	88,040
Total redeemable noncontrolling interests	474,004	436,732
Partners' equity:
Partners' capital	9,531,861	9,559,341
Earnings less than distributions	(3,891,266)	(3,894,580)
Accumulated other comprehensive income	170,182	174,967
Total partners' equity	5,810,777	5,839,728
Noncontrolling interests in consolidated subsidiaries	258,444	236,652
Total equity	6,069,221	6,076,380
	$16,452,543	$16,493,375
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Rental revenues	$400,367	$409,144	$1,215,994	$1,211,621
Fee and other income	50,628	48,287	153,283	141,434
Total revenues	450,995	457,431	1,369,277	1,353,055
EXPENSES:
Operating	(233,737)	(221,596)	(685,233)	(660,434)
Depreciation and amortization	(110,349)	(134,526)	(324,076)	(370,631)
General and administrative	(35,838)	(29,174)	(116,843)	(102,292)
(Expense) benefit from deferred compensation plan liability	(1,631)	600	(7,541)	10,138
Transaction related costs and other	(813)	(996)	(1,501)	(4,961)
Total expenses	(382,368)	(385,692)	(1,135,194)	(1,128,180)

Income from partially owned entities	18,269	24,341	72,207	83,775
Income (loss) from real estate fund investments	1,783	(111)	1,662	5,421
Interest and other investment income, net	12,934	5,228	35,792	9,282
Income (loss) from deferred compensation plan assets	1,631	(600)	7,541	(10,138)
Interest and debt expense	(88,126)	(76,774)	(261,528)	(191,523)
Net gains on disposition of wholly owned and partially owned assets	56,136	—	64,592	35,384
Income before income taxes	71,254	23,823	154,349	157,076
Income tax expense	(11,684)	(3,711)	(20,848)	(14,686)
Net income	59,570	20,112	133,501	142,390
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	13,541	3,792	26,250	(4,756)
Net income attributable to Vornado Realty L.P.	73,111	23,904	159,751	137,634
Preferred unit distributions	(15,558)	(15,558)	(46,673)	(46,673)
NET INCOME attributable to Class A unitholders	$57,553	$8,346	$113,078	$90,961

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.28	$0.04	$0.55	$0.43
Weighted average units outstanding	204,628	205,410	205,268	205,271

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.28	$0.04	$0.54	$0.43
Weighted average units outstanding	207,185	205,912	207,885	205,924
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$59,570	$20,112	$133,501	$142,390
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	22,312	117,219	2,433	200,838
Other comprehensive (loss) income of nonconsolidated subsidiaries	(1,390)	5,124	(4,534)	19,084
Comprehensive income	80,492	142,455	131,400	362,312
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	12,606	1,626	26,122	(6,922)
Comprehensive income attributable to Vornado Realty L.P.	$93,098	$144,081	$157,522	$355,390

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2023:
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$8,338,829	$(3,938,202)	$151,771	$259,673	$5,994,530
Net income attributable to Vornado Realty L.P.	—	—	—	—	73,111	—	—	73,111
Net income attributable to redeemable partnership units	—	—	—	—	(4,736)	—	—	(4,736)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(2,350)	(2,350)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units redeemed for common shares	—	—	81	1,615	—	—	—	1,615
Contributions	—	—	—	—	—	—	206	206
Distributions	—	—	—	—	—	—	(20)	(20)
Deferred compensation units and options	—	—	(1)	74	11	—	—	85
Repurchase of Class A units owned by Vornado	—	—	(302)	(12)	(5,921)	—	—	(5,933)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(1,390)	—	(1,390)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	22,312	—	22,312
Redeemable Class A unit measurement adjustment	—	—	—	8,896	—	58	—	8,954
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(2,569)	935	(1,634)
Balance as of September 30, 2023	48,793	$1,182,459	190,322	$8,349,402	$(3,891,266)	$170,182	$258,444	$6,069,221
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2022:
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$8,346,811	$(3,205,751)	$73,300	$253,994	$6,650,813
Net income attributable to Vornado Realty L.P.	—	—	—	—	23,904	—	—	23,904
Net income attributable to redeemable partnership units	—	—	—	—	(606)	—	—	(606)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	967	967
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,656)	—	—	(101,656)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	34	992	—	—	—	992
Under Vornado's dividend reinvestment plan	—	—	7	221	—	—	—	221
Contributions	—	—	—	—	—	—	650	650
Distributions	—	—	—	—	—	—	(4,548)	(4,548)
Deferred compensation units and options	—	—	—	155	—	—	—	155
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	5,124	—	5,124
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	117,219	—	117,219
Redeemable Class A unit measurement adjustment	—	—	—	21,857	—	—	—	21,857
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(10,465)	2,166	(8,299)
Other	—	—	1	3	8	—	(1)	10
Balance as of September 30, 2022	48,793	$1,182,459	191,817	$8,370,039	$(3,299,630)	$185,178	$253,228	$6,691,274
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	159,751	—	—	159,751
Net income attributable to redeemable partnership units	—	—	—	—	(8,773)	—	—	(8,773)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	2,961	2,961
Distributions to Vornado ($0.375 per unit)	—	—	—	—	(71,950)	—	—	(71,950)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(46,587)	—	—	(46,587)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	475	7,173	—	—	—	7,173
Under Vornado's dividend reinvestment plan	—	—	6	146	—	—	—	146
Contributions	—	—	—	—	—	—	22,534	22,534
Distributions	—	—	—	—	—	—	(3,831)	(3,831)
Deferred compensation units and options	—	—	(2)	243	(25)	—	—	218
Repurchase of Class A units owned by Vornado	—	—	(2,024)	(81)	(29,102)	—	—	(29,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(4,534)	—	(4,534)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	2,433	—	2,433
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	(55,629)	—	(2,530)	—	(58,159)
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(154)	128	(26)
Balance as of September 30, 2023	48,793	$1,182,459	190,322	$8,349,402	$(3,891,266)	$170,182	$258,444	$6,069,221
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado Realty L.P.	—	—	—	—	137,634	—	—	137,634
Net income attributable to redeemable partnership units	—	—	—	—	(6,382)	—	—	(6,382)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	13,236	13,236
Distributions to Vornado ($1.59 per unit)	—	—	—	—	(304,896)	—	—	(304,896)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(46,587)	—	—	(46,587)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	76	2,569	—	—	—	2,569
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	19	655	—	—	—	655
Contributions	—	—	—	—	—	—	4,903	4,903
Distributions	—	—	—	—	—	—	(45,976)	(45,976)
Deferred compensation units and options	—	—	(2)	447	(85)	—	—	362
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	19,084	—	19,084
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	200,838	—	200,838
Redeemable Class A unit measurement adjustment	—	—	—	215,619	—	—	—	215,619
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(17,210)	2,166	(15,044)
Other	—	—	—	1	6	—	7	14
Balance as of September 30, 2022	48,793	$1,182,459	191,817	$8,370,039	$(3,299,630)	$185,178	$253,228	$6,691,274
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$133,501	$142,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	342,038	386,697
Distributions of income from partially owned entities	131,308	137,758
Equity in net income of partially owned entities	(72,207)	(83,775)
Net gains on disposition of wholly owned and partially owned assets	(64,592)	(35,384)
Stock-based compensation expense	33,247	22,887
Change in deferred tax liability	14,309	9,992
Straight-lining of rents	(4,770)	(45,835)
Amortization of interest rate cap premiums	4,225	66
Amortization of below-market leases, net	(4,083)	(3,788)
Net realized and unrealized (gain) loss on real estate fund investments	(1,861)	1,128
Return of capital from real estate fund investments	1,861	—
Write-off of lease receivables deemed uncollectible	—	782
Other non-cash adjustments	3,919	2,494
Changes in operating assets and liabilities:
Tenant and other receivables	(8,267)	(2,128)
Prepaid assets	(72,194)	33,995
Other assets	(72,201)	(22,706)
Lease liabilities	13,191	11,363
Accounts payable and accrued expenses	26,023	6,649
Other liabilities	33,428	(2,758)
Net cash provided by operating activities	436,875	559,827

Cash Flows from Investing Activities:
Proceeds from maturities of U.S. Treasury bills	468,598	349,461
Development costs and construction in progress	(432,439)	(557,884)
Additions to real estate	(155,080)	(120,124)
Proceeds from sales of real estate	123,550	253,958
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—
Investments in partially owned entities	(43,737)	(15,046)
Acquisitions of real estate and other	(33,145)	(2,000)
Distributions of capital from partially owned entities	18,837	20,566
Proceeds from sale of condominium units at 220 Central Park South	14,216	16,124
Purchase of U.S. Treasury bills	—	(794,793)
Net cash provided by (used in) investing activities	65,800	(849,738)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Financing Activities:
Repayments of borrowings	$(119,400)	$(1,245,973)
Distributions to Vornado	(71,950)	(304,896)
Distributions to preferred unitholders	(46,587)	(46,587)
Repurchase of Class A units owned by Vornado	(29,183)	—
Contributions from noncontrolling interests in consolidated subsidiaries	18,534	4,903
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(9,489)	(68,716)
Deferred financing costs	(3,398)	(32,473)
Proceeds received from exercise of Vornado stock options and other	146	662
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(25)	(85)
Proceeds from borrowings	—	1,029,773
Net cash used in financing activities	(261,352)	(663,392)
Net increase (decrease) in cash and cash equivalents and restricted cash	241,323	(953,303)
Cash and cash equivalents and restricted cash at beginning of period	1,021,157	1,930,351
Cash and cash equivalents and restricted cash at end of period	$1,262,480	$977,048

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$889,689	$1,760,225
Restricted cash at beginning of period	131,468	170,126
Cash and cash equivalents and restricted cash at beginning of period	$1,021,157	$1,930,351

Cash and cash equivalents at end of period	$1,000,362	$845,423
Restricted cash at end of period	262,118	131,625
Cash and cash equivalents and restricted cash at end of period	$1,262,480	$977,048

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$306,001	$170,839
Cash payments for income taxes	$8,728	$6,919

Non-Cash Information:
Accrued capital expenditures included in accounts payable and accrued expenses	$64,072	$86,844
Redeemable Class A unit measurement adjustment	(58,159)	215,619
Write-off of fully depreciated assets	(46,164)	(52,475)
Initial investment in Pier 94 joint venture upon contribution of leasehold interest	50,090	—
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:
Real estate	21,693	—
Right-of-use assets	7,081	—
Lease liabilities	(20,692)	—
Change in fair value of consolidated interest rate hedges and other	2,433	200,838
Additional estimated lease liability arising from the recognition of right-of-use asset	—	350,000
Reclassification of assets held for sale (included in "other assets")	—	64,177
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	—	30,542
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 90.9% of the common limited partnership interest in the Operating Partnership as of September 30, 2023. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
3.    Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 establishing Accounting Standards Codification ("ASC") Topic 848, Reference Rate Reform, and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, "ASC 848"). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. For our derivatives in hedge accounting relationships, we have utilized the elective relief in ASC 848, allowing for the continuation of hedge accounting through the transition process. As of September 30, 2023, we have transitioned all of our LIBOR-indexed debt and derivatives to SOFR, except for the $500,000,000 mortgage loan on the office condominium of 731 Lexington Avenue, owned by Alexander’s Inc. (in which we have a 32.4% interest), which transitioned to the Prime Rate.
In August 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. During the current reporting period, we adopted ASU 2023-05 for newly formed entities meeting the definition of a joint venture. Historically, our joint ventures have recognized net assets contributed at formation at fair value. Adoption of ASU 2023-05 did not have an impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2023 and 2022 is set forth in Note 20 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2022
	Total	New York	Other		Total	New York	Other
Property rentals	$376,505	$306,717	$69,788		$371,754	$303,574	$68,180
Trade shows(1)	6,178	—	6,178		18,654	—	18,654
Lease revenues(2)	382,683	306,717	75,966		390,408	303,574	86,834
Tenant services	12,793	8,789	4,004		14,134	9,937	4,197
Parking revenues	4,891	3,950	941		4,602	3,820	782
Rental revenues	400,367	319,456	80,911		409,144	317,331	91,813
BMS cleaning fees	35,428	37,999	(2,571)	(3)	35,062	37,371	(2,309)	(3)
Management and leasing fees	3,263	3,441	(178)		2,532	2,595	(63)
Other income	11,937	3,872	8,065		10,693	2,736	7,957
Fee and other income	50,628	45,312	5,316		48,287	42,702	5,585
Total revenues	$450,995	$364,768	$86,227		$457,431	$360,033	$97,398
____________________
See notes below.

(Amounts in thousands)	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2022
	Total	New York	Other		Total	New York	Other
Property rentals	$1,150,387	$919,621	$230,766	(4)	$1,132,690	$921,179	$211,511
Trade shows(1)	18,008	—	18,008		29,640	—	29,640
Lease revenues(2)	1,168,395	919,621	248,774		1,162,330	921,179	241,151
Tenant services	32,366	23,696	8,670		35,484	25,481	10,003
Parking revenues	15,233	12,357	2,876		13,807	11,556	2,251
Rental revenues	1,215,994	955,674	260,320		1,211,621	958,216	253,405
BMS cleaning fees	105,902	113,431	(7,529)	(3)	101,752	108,288	(6,536)	(3)
Management and leasing fees	9,970	10,375	(405)		8,167	8,573	(406)
Other income	37,411	11,573	25,838		31,515	7,666	23,849
Fee and other income	153,283	135,379	17,904		141,434	124,527	16,907
Total revenues	$1,369,277	$1,091,053	$278,224		$1,353,055	$1,082,743	$270,312
____________________
(1)The three and nine months ended September 30, 2022 include revenues from The Armory Show. On July 3, 2023, we completed the sale of The Armory Show. See Note 8 - Dispositions for further information.
(2)The components of lease revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed billings	$338,921	$353,040	$1,049,161	$1,025,182
Variable billings	39,968	28,919	115,123	93,118
Total contractual operating lease billings	378,889	381,959	1,164,284	1,118,300
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	3,794	8,730	4,111	44,812
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	—	(281)	—	(782)
Lease revenues	$382,683	$390,408	$1,168,395	$1,162,330
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.
(4)The nine months ended September 30, 2023 include the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

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
Prior to its dissolution on September 29, 2023, we were the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and owned a 57.1% interest in the joint venture which, prior to the transaction described below, owned the 24.3% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. Through our interests in the Fund and the Crowne Plaza Joint Venture, in total we owned an indirect, minority 32.8% interest in the Crowne Plaza Times Square Hotel.
In June 2020, the Fund and the Crowne Plaza Joint Venture (collectively, the "Crowne Plaza Co-Investors") defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. In 2021, the mezzanine lender to the Crowne Plaza Co-Investors exercised its right under the loan documents and appointed an independent director to certain subsidiaries of the Crowne Plaza Co-Investors. Since then, neither we nor the Fund controlled Crowne Plaza Times Square Hotel nor have we or the Fund been involved in making any operating decisions relating to Crowne Plaza Times Square Hotel. In December 2022, the Fund entered into a Restructuring Support Agreement with certain of its subsidiaries and the lender of the loan on the Crowne Plaza Times Square Hotel, pursuant to which the independent director caused the subsidiaries to enter into a Chapter 11 bankruptcy restructuring process and the Fund agreed to work consensually with such subsidiaries and the lender to effectuate a transfer of ownership of the hotel property through a court supervised auction process, or an equitization of the secured loans held by the lender. On March 21, 2023, the bankruptcy court confirmed the subsidiaries' Chapter 11 plan of reorganization, which became effective on March 31, 2023. Following the Chapter 11 reorganization, neither we nor the Fund have any continuing ownership or other interest in the hotel property. As we have no carrying value or contingent liabilities related to Crowne Plaza, there is no impact to our consolidated financial statements for the three and nine months ended September 30, 2023.
As of September 30, 2023, we had one real estate fund investment carried at zero on our consolidated balance sheet, $28,815,000 below cost, and had remaining unfunded commitments of $23,074,000, of which our share was $5,769,000.
Below is a summary of income (loss) from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on exited investments	$1,861	$—	$(245,714)	$(53,724)
Net investment (loss) income	(78)	(111)	(199)	6,549
Previously recorded unrealized loss on exited investments	—	—	247,575	59,396
Net unrealized loss on held investments	—	—	—	(6,800)
Income (loss) from real estate fund investments	1,783	(111)	1,662	5,421
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(1,302)	312	(920)	(3,287)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$481	$201	$742	$2,134
The table below summarizes the changes in the fair value of the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$—	$930	$—	$7,730
Net realized gain (loss) on exited investments	1,861	—	(245,714)	(53,724)
Dispositions	(1,861)	—	(1,861)	(5,672)
Previously recorded unrealized loss on exited investments	—	—	247,575	59,396
Net unrealized loss on held investments	—	—	—	(6,800)
Ending balance	$—	$930	$—	$930

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of September 30, 2023, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
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
As of September 30, 2023, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $848,670,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of September 30, 2023, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
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
As of September 30, 2023, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s September 30, 2023 closing share price of $182.23, was $301,421,000, or $209,507,000 in excess of the carrying amount on our consolidated balance sheets. As of September 30, 2023, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,551,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Sunset Pier 94 Studios Joint Venture
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture (“Pier 94 JV”) to develop a 266,000 square foot purpose-built studio campus at Pier 94 in Manhattan (“Sunset Pier 94 Studios”). In connection therewith:
•We contributed our Pier 94 leasehold interest to the joint venture in exchange for a 49.9% common equity interest and an initial capital account of $47,944,000, comprised of (i) the $40,000,000 value of our Pier 94 leasehold interest contribution and (ii) a $7,944,000 credit for pre-development costs incurred. Hudson Pacific Properties (“HPP”) and Blackstone Inc. (together, “HPP/BX”) received an aggregate 50.1% common equity interest in Pier 94 JV and an initial capital account of $22,976,000 in exchange for (i) a $15,000,000 cash contribution upon the joint venture’s formation and (ii) a $7,976,000 credit for pre-development costs incurred. HPP/BX will fund 100% of cash contributions until such time that its capital account is equal to Vornado’s, after which equity will be funded in accordance with each partner’s respective ownership interest.
•The lease of Pier 94 with the City of New York was amended and restated to allow for the contribution to Pier 94 JV and to remove Pier 92 from the lease’s demised premises. The amended and restated lease expires in 2060 with five 10-year renewal options.
•Pier 94 JV closed on a $183,200,000 construction loan facility ($100,000 outstanding as of September 30, 2023) which bears interest at SOFR plus 4.75% and matures in September 2025, with one one-year as-of-right extension option and two one-year extension options subject to certain conditions. VRLP and the other partners provided a joint and several completion guarantee.
The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing (described above) and $166,800,000 of equity contributions. Our share of equity contributions will be funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us.
We share control with HPP/BX for major decisions of the joint venture, including decisions regarding development, leasing, operating and capital budgets, and refinancings, and accordingly account for our investment in Pier 94 JV under the equity method.
Upon contribution of the Pier 94 leasehold, we recognized a $35,968,000 net gain primarily due to the step-up of our retained investment in the leasehold interest to fair value. The net gain was included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income for the three and nine months ended September 30, 2023.
Vornado and HPP will jointly serve as co-managing members of Pier 94 JV and will provide development and management services to Pier 94 JV through the construction period and subsequent to substantial completion. Fees earned for these services will be split by Vornado and HPP on a 50/50 basis. BMS, our wholly-owned subsidiary, will provide cleaning, security and other services with respect to Sunset Pier 94 Studios.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2023	Balance as of
		September 30, 2023	December 31, 2022
Investments:
Fifth Avenue and Times Square JV (see page 27 for details)	51.5%	$2,249,148	$2,272,320
Partially owned office buildings/land(1)	Various	166,108	182,180
Alexander's (see page 28 for details):	32.4%	91,914	87,796
Other investments(2)	Various	163,612	122,777
		$2,670,782	$2,665,073
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(67,669)	$(65,522)
85 Tenth Avenue	49.9%	(10,736)	(16,006)
		$(78,405)	$(81,528)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Pier 94 JV (see details on page 29), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2023	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 27 for details):
Equity in net income(1)	51.5%	$10,917	$11,941	$27,057	$41,915
Return on preferred equity, net of our share of the expense		9,430	9,430	27,985	27,985
		20,347	21,371	55,042	69,900
Alexander's (see page 28 for details):
Equity in net income	32.4%	3,341	4,740	10,230	14,235
Management, leasing and development fees		1,184	1,170	4,056	3,352
Net gain on sale of land		—	—	16,396	—
		4,525	5,910	30,682	17,587

Partially owned office buildings(2)	Various	(7,647)	(5,286)	(16,864)	(8,974)

Other investments(3)	Various	1,044	2,346	3,347	5,262

		$18,269	$24,341	$72,207	$83,775
____________________
(1)The nine months ended September 30, 2023 includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and will be amortized over the remaining term of the restructured loan, reducing future interest expense. The three and nine months ended September 30, 2023 include lower income from lease renewals at 697-703 Fifth Avenue and 666 Fifth Avenue, partially offset by a decrease in our share of depreciation and amortization expense compared to the prior year, primarily resulting from non-cash impairment losses recognized in prior periods.
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
8.    Dispositions
The Armory Show
On July 3, 2023, we completed the sale of The Armory Show, located in New York, for $24,410,000, subject to certain post-closing adjustments, and realized net proceeds of $22,489,000. In connection with the sale, we recognized a net gain of $20,181,000 which is included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income.
Manhattan Retail Properties Sale
On August 10, 2023, we completed the sale of four Manhattan retail properties located at 510 Fifth Avenue, 148–150 Spring Street, 443 Broadway and 692 Broadway for $100,000,000 and realized net proceeds of $95,450,000. In connection with the sale, we recognized an impairment loss of $625,000 which is included in “transaction related costs and other” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	September 30, 2023	December 31, 2022
Identified intangible assets:
Gross amount	$229,856	$237,777
Accumulated amortization	(99,770)	(98,139)
Total, net	$130,086	$139,638
Identified intangible liabilities (included in deferred revenue):
Gross amount	$244,396	$244,396
Accumulated amortization	(214,147)	(208,592)
Total, net	$30,249	$35,804
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1,356,000 and $1,384,000 for the three months ended September 30, 2023 and 2022, respectively, and $4,083,000 and $3,788,000 for the nine months ended September 30, 2023 and 2022, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2024 is below:

(Amounts in thousands)
2024	$2,348
2025	935
2026	292
2027	(154)
2028	(43)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,942,000 and $1,987,000 for the three months ended September 30, 2023 and 2022, respectively, and $5,914,000 and $8,529,000 for the nine months ended September 30, 2023 and 2022, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2024 is below:

(Amounts in thousands)
2024	$7,004
2025	5,954
2026	5,760
2027	5,325
2028	4,166

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Debt
Secured Debt
150 West 34th Street
On January 9, 2023, our $105,000,000 participation in the $205,000,000 mortgage loan on 150 West 34th Street was repaid, which reduced “other assets” and “mortgages payable, net” on our consolidated balance sheets by $105,000,000.
On October 4, 2023, we completed a $75,000,000 refinancing of 150 West 34th Street, of which $25,000,000 is recourse to the Operating Partnership. The interest-only loan bears a rate of SOFR plus 2.15% and matures in February 2025, with three one-year as-of-right extension options and an additional one-year extension option available subject to satisfying a loan-to-value test. The interest rate on the loan is subject to an interest rate cap arrangement with a SOFR strike rate of 5.00%, which matures in February 2026. The loan replaces the previous $100,000,000 loan, which bore interest at SOFR plus 1.86%.
1290 Avenue of the Americas
On June 29, 2023, we entered into a forward two-year 1.00% SOFR interest rate cap arrangement for the $950,000,000 SOFR plus 1.62% mortgage loan. We made a $63,100,000 up-front payment (of which $18,930,000 is attributable to noncontrolling interests), which is included in “other assets” on our consolidated balance sheets as of September 30, 2023. The forward cap is effective upon the November 2023 expiration of the existing 3.89% SOFR interest rate cap.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of September 30, 2023(1)	Balance as of
		September 30, 2023	December 31, 2022
Mortgages Payable:
Fixed rate	3.63%	$3,568,650	$3,570,000
Variable rate(2)	5.87%	2,189,565	2,307,615
Total	4.48%	5,758,215	5,877,615
Deferred financing costs, net and other		(43,454)	(48,597)
Total, net		$5,714,761	$5,829,018
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(6,638)	(8,168)
Senior unsecured notes, net		1,193,362	1,191,832

Unsecured term loan	4.04%	800,000	800,000
Deferred financing costs, net and other		(5,788)	(6,807)
Unsecured term loan, net		794,212	793,193

Unsecured revolving credit facilities	3.87%	575,000	575,000

Total, net		$2,562,574	$2,560,025
____________________
(1)Represents the interest rate in effect as of September 30, 2023 based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable. See Note 15 - Fair Value Measurements for further information on our consolidated hedging instruments.
(2)As of September 30, 2023, $2,009,119 of our variable rate debt is subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average strike rate of 4.17% and a weighted average remaining term of 7 months. These amounts exclude the 1290 Avenue of the Americas interest rate cap discussed above, which is effective November 2023.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$410,276	$412,022	$348,692	$590,975
Net income	4,736	606	8,773	6,382
Other comprehensive income	1,634	8,299	26	15,044
Distributions	(29)	(7,579)	(5,658)	(22,740)
Redemption of Class A units for Vornado common shares, at redemption value	(1,615)	(992)	(7,173)	(2,569)
Redeemable Class A unit measurement adjustment	(8,954)	(21,857)	58,159	(215,619)
Other, net	9,127	3,575	12,356	22,601
Ending balance	$415,175	$394,074	$415,175	$394,074
As of September 30, 2023 and December 31, 2022, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $383,907,000 and $300,015,000, respectively, based on Vornado’s quarter-end closing common share price.
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
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,383,000 as of September 30, 2023 and December 31, 2022, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
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
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and nine months ended September 30, 2023 and 2022.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$70,020	$93,987	$88,040	$97,708
Net loss	(11,191)	(4,759)	(29,211)	(8,480)
Ending balance	$58,829	$89,228	$58,829	$89,228

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$0.53	$0.375	$1.59
Preferred shares/units(1)
Convertible Preferred:
6.5% Series A: authorized 12,902 shares/units(2)	0.8125	0.8125	2.4375	2.4375
Cumulative Redeemable Preferred(1)(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	1.0125	1.0125
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.9843	0.9843
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.9843	0.9843
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781	0.8343	0.8343
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
During the three months ended September 30, 2023, we repurchased 302,200 common shares for $5,927,000 at an average price per share of $19.61. In total, we have repurchased 2,024,495 common shares under the program at an average price per share of $14.40. As of September 30, 2023, $170,857,000 remained available and authorized for repurchases.
The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado during the same periods.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $9,665,000 and $3,886,000 for the three months ended September 30, 2023 and 2022, respectively, and $33,247,000 and $22,887,000 for the nine months ended September 30, 2023 and 2022, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of September 30, 2023 and December 31, 2022, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of September 30, 2023 and December 31, 2022, the net carrying amount of our investments in these entities was $110,408,000 and $68,223,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Project and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of September 30, 2023, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $5,036,892,000 and $2,763,077,000, respectively. As of December 31, 2022, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,423,995,000 and $2,345,726,000, respectively.
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

(Amounts in thousands)	As of September 30, 2023
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($27,094 included in restricted cash and $73,392 in other assets)	$100,486	$54,799	$—	$45,687
Loans receivable ($53,096 included in investments in partially owned entities and $4,745 in other assets)	57,841	—	—	57,841
Interest rate swaps and caps (included in other assets)	260,747	—	260,747	—
Total assets	$419,074	$54,799	$260,747	$103,528

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—

(Amounts in thousands)	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills(1)	$471,962	$471,962	$—	$—
Deferred compensation plan assets ($7,763 included in restricted cash and $88,559 in other assets)	96,322	57,406	—	38,916
Loans receivable ($50,091 included in investments in partially owned entities and $4,306 in other assets)	54,397	—	—	54,397
Interest rate swaps and caps (included in other assets)	183,804	—	183,804	—
Total assets	$806,485	$529,368	$183,804	$93,313

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
____________________
(1)During the nine months ended September 30, 2023, we realized proceeds of $477,000 from maturing U.S. Treasury bills.
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$38,653	$44,155	$38,916	$45,016
Purchases	6,022	522	6,867	3,469
Sales	(912)	(504)	(3,790)	(3,291)
Realized and unrealized gains (losses)	1,012	574	1,367	(1,524)
Other, net	912	164	2,327	1,241
Ending balance	$45,687	$44,911	$45,687	$44,911

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

	As of
	September 30, 2023		December 31, 2022
Unobservable Quantitative Input	Range	Weighted Average (based on fair value of investments)	Range	Weighted Average (based on fair value of investments)
Discount rates	7.5%	7.5%	7.5%	7.5%
Terminal capitalization rates	5.5% - 6.25%	5.6%	5.5%	5.5%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$56,549	$52,046	$54,397	$50,182
Interest accrual	1,292	1,205	3,855	3,602
Paydowns	—	—	(411)	(533)
Ending balance	$57,841	$53,251	$57,841	$53,251

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
15.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Derivatives and Hedging
We recognize the fair values of all derivatives in "other assets" or "other liabilities" on our consolidated balance sheets. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of hedging instruments and hedged items, but will have no effect on cash flows. Cash payments and receipts related to our derivatives are classified as operating activities and included within our disclosure of cash paid for interest on our consolidated statements of cash flows, consistent with the classification of the hedged interest payments.
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2023 and December 31, 2022.

(Amounts in thousands)	As of September 30, 2023					As of December 31, 2022
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Asset
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	2.29%	05/24	$26,672	$49,888
Forward swap (effective 05/24)	840,000	(1)	6.03%	05/26	6,627	—
770 Broadway mortgage loan	700,000		4.98%	07/27	40,782	29,226
PENN 11 mortgage loan	500,000		2.22%	03/24	11,305	26,587
Unsecured revolving credit facility	575,000		3.87%	08/27	34,358	24,457
Unsecured term loan(2)	800,000		4.04%	(2)	27,249	21,024
100 West 33rd Street mortgage loan	480,000		5.06%	06/27	16,907	6,886
888 Seventh Avenue mortgage loan	200,000	(3)	4.76%	09/27	10,293	6,544
4 Union Square South mortgage loan	98,650	(4)	3.74%	01/25	3,552	4,050
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(5)	11/25	70,599	7,590
One Park Avenue mortgage loan	525,000		(6)	03/25	10,169	5,472
Various mortgage loans					2,234	2,080
					$260,747	$183,804
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

(3)The remaining $63,400 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (7.13% as of September 30, 2023).
(4)The remaining $21,350 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.83% as of September 30, 2023).
(5)Current SOFR cap strike rate of 3.89%. In June 2023, we entered into a forward cap arrangement which is effective upon the November 2023 expiration of the current in-place cap and expires in November 2025. The forward cap has a SOFR strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 is attributable to noncontrolling interests. See Note 10 - Debt for further information.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
15.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of September 30, 2023. As of December 31, 2022, we had assets measured at fair value on a nonrecurring basis on our consolidated balance sheets with an aggregate fair value of $2,352,328,000, representing real estate investments, including our investment in Fifth Avenue and Times Square JV as well as wholly owned street retail assets, that were written down to estimated fair value for impairment purposes and were classified as Level 3 investments. Our estimate of the fair value of these assets was measured using discounted cash flow analyses based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including capitalization rates and discount rates. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate assets.

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

(Amounts in thousands)	As of September 30, 2023			As of December 31, 2022
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$797,773		$798,000	$402,903		$403,000
Debt:
Mortgages payable	$5,758,215		$5,610,000	$5,877,615		$5,697,000
Senior unsecured notes	1,200,000		1,021,000	1,200,000		1,021,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,333,215	(1)	$8,006,000	$8,452,615	(1)	$8,093,000
____________________
(1)Excludes $55,880 and $63,572 of deferred financing costs, net and other as of September 30, 2023 and December 31, 2022, respectively.
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on cash and cash equivalents and restricted cash	$12,643	$2,286	$30,910	$2,660
Interest on loans receivable	291	1,396	1,053	3,215
Amortization of discount on investments in U.S. Treasury bills	—	1,546	3,829	3,403
Other, net	—	—	—	4
	$12,934	$5,228	$35,792	$9,282

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$93,336	$76,009	$273,577	$187,552
Capitalized interest and debt expense	(11,205)	(4,874)	(30,011)	(12,095)
Amortization of deferred financing costs	5,995	5,639	17,962	16,066
	$88,126	$76,774	$261,528	$191,523
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

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Vornado	$68,375	$23,298	$150,978	$131,252
Preferred share dividends	(15,529)	(15,529)	(46,587)	(46,587)
Net income attributable to common shareholders	52,846	7,769	104,391	84,665
Earnings allocated to unvested participating securities	(1)	(4)	(2)	(14)
Numerator for basic income per share	52,845	7,765	104,389	84,651
Impact of assumed conversion of dilutive convertible securities	350	—	1,050	(243)
Numerator for diluted income per share	$53,195	$7,765	$105,439	$84,408

Denominator:
Denominator for basic income per share - weighted average shares	190,364	191,793	191,228	191,756
Effect of dilutive securities(1):
Share-based payment awards	445	225	163	266
Convertible securities	2,112	—	2,454	20
Denominator for diluted income per share - weighted average shares and assumed conversions	192,921	192,018	193,845	192,042

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.28	$0.04	$0.55	$0.44

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.28	$0.04	$0.54	$0.44
_____________________________________
(1)The effect of dilutive securities excluded an aggregate of 15,701 and 15,983 weighted average common share equivalents for the three months ended September 30, 2023 and 2022, respectively, and 15,169 and 15,836 weighted average common share equivalents for the nine months ended September 30, 2023 and 2022, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Vornado Realty L.P.	$73,111	$23,904	$159,751	$137,634
Preferred unit distributions	(15,558)	(15,558)	(46,673)	(46,673)
Net income attributable to Class A unitholders	57,553	8,346	113,078	90,961
Earnings allocated to unvested participating securities	(747)	(498)	(594)	(1,719)
Numerator for basic income per Class A unit	56,806	7,848	112,484	89,242
Impact of assumed conversion of dilutive convertible securities	350	—	500	(243)
Numerator for diluted income per Class A unit	$57,156	$7,848	$112,984	$88,999

Denominator:
Denominator for basic income per Class A unit – weighted average units	204,628	205,410	205,268	205,271
Effect of dilutive securities(1):
Share-based payment awards	445	502	163	633
Convertible securities	2,112	—	2,454	20
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	207,185	205,912	207,885	205,924

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.28	$0.04	$0.55	$0.43

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.28	$0.04	$0.54	$0.43
____________________
(1)The effect of dilutive securities excluded an aggregate of 3,034 and 2,089 weighted average Class A unit equivalents for the three months ended September 30, 2023 and 2022, respectively, and 1,819 and 1,954 weighted average Class A unit equivalents for the nine months ended September 30, 2023 and 2022, respectively, as their effect was anti-dilutive.

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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court's decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. In April 2023, we entered into a settlement with affiliates of the successor to Regus PLC, pursuant to which we agreed to discontinue all legal proceedings against the Regus PLC successor and its affiliates in exchange for a payment to us of $21,350,000, which is included in “rental revenues” on our consolidated statements of income for the nine months ended September 30, 2023, of which $6,405,000 is attributable to noncontrolling interest.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of September 30, 2023, the aggregate dollar amount of these guarantees is approximately $1,153,000,000, primarily comprised of payment guarantees for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue. Other than these loans, our mortgage loans are non-recourse to us.
As of September 30, 2023, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2023, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund, we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the September 30, 2023 fair value of the Fund assets, at liquidation we would be required to make a $26,700,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of September 30, 2023, we have construction commitments aggregating approximately $169,500,000.
20.    Segment Information
We operate in two reportable segments, New York and Other, which is based on how we manage our business.
Net operating income ("NOI") at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and nine months ended September 30, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended September 30, 2023
	Total	New York	Other
Total revenues	$450,995	$364,768	$86,227
Operating expenses	(233,737)	(186,147)	(47,590)
NOI - consolidated	217,258	178,621	38,637
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,363)	(2,197)	(6,166)
Add: NOI from partially owned entities	72,100	69,210	2,890
NOI at share	280,995	245,634	35,361
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(2,980)	(4,790)	1,810
NOI at share - cash basis	$278,015	$240,844	$37,171

(Amounts in thousands)	For the Three Months Ended September 30, 2022
	Total	New York	Other
Total revenues	$457,431	$360,033	$97,398
Operating expenses	(221,596)	(182,131)	(39,465)
NOI - consolidated	235,835	177,902	57,933
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(14,766)	(8,691)	(6,075)
Add: NOI from partially owned entities	76,020	71,943	4,077
NOI at share	297,089	241,154	55,935
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,419)	(3,462)	2,043
NOI at share - cash basis	$295,670	$237,692	$57,978

(Amounts in thousands)	For the Nine Months Ended September 30, 2023
	Total	New York	Other
Total revenues	$1,369,277	$1,091,053	$278,224
Operating expenses	(685,233)	(550,878)	(134,355)
NOI - consolidated	684,044	540,175	143,869
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(38,869)	(12,224)	(26,645)
Add: NOI from partially owned entities	210,942	202,043	8,899
NOI at share	856,117	729,994	126,123
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,498)	(6,554)	3,056
NOI at share - cash basis	$852,619	$723,440	$129,179

(Amounts in thousands)	For the Nine Months Ended September 30, 2022
	Total	New York	Other
Total revenues	$1,353,055	$1,082,743	$270,312
Operating expenses	(660,434)	(536,238)	(124,196)
NOI - consolidated	692,621	546,505	146,116
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,100)	(32,708)	(18,392)
Add: NOI from partially owned entities	228,772	219,116	9,656
NOI at share	870,293	732,913	137,380
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(8,824)	(13,626)	4,802
NOI at share - cash basis	$861,469	$719,287	$142,182

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Segment Information - continued
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three and nine months ended September 30, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$59,570	$20,112	$133,501	$142,390
Depreciation and amortization expense	110,349	134,526	324,076	370,631
General and administrative expense	35,838	29,174	116,843	102,292
Transaction related costs and other	813	996	1,501	4,961
Income from partially owned entities	(18,269)	(24,341)	(72,207)	(83,775)
(Income) loss from real estate fund investments	(1,783)	111	(1,662)	(5,421)
Interest and other investment income, net	(12,934)	(5,228)	(35,792)	(9,282)
Interest and debt expense	88,126	76,774	261,528	191,523
Net gains on disposition of wholly owned and partially owned assets	(56,136)	—	(64,592)	(35,384)
Income tax expense	11,684	3,711	20,848	14,686
NOI from partially owned entities	72,100	76,020	210,942	228,772
NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,363)	(14,766)	(38,869)	(51,100)
NOI at share	280,995	297,089	856,117	870,293
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(2,980)	(1,419)	(3,498)	(8,824)
NOI at share - cash basis	$278,015	$295,670	$852,619	$861,469

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of September 30, 2023, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of September 30, 2023, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2023

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2023. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 90.9% of the common limited partnership interest in the Operating Partnership as of September 30, 2023. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended September 30, 2023 Financial Results Summary
Net income attributable to common shareholders for the quarter ended September 30, 2023 was $52,846,000, or $0.28 per diluted share, compared to $7,769,000, or $0.04 per diluted share, for the prior year’s quarter. The quarters ended September 30, 2023 and 2022 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended September 30, 2023 by $40,001,000, or $0.21 per diluted share, and decreased net income attributable to common shareholders by $29,660,000, or $0.15 per diluted share, for the quarter ended September 30, 2022.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2023 was $119,487,000, or $0.62 per diluted share, compared to $152,461,000, or $0.79 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2023 and 2022 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2023 by $7,754,000, or $0.04 per diluted share, and by $4,889,000, or $0.02 per diluted share, for the quarter ended September 30, 2022.
Nine Months Ended September 30, 2023 Financial Results Summary
Net income attributable to common shareholders for the nine months ended September 30, 2023 was $104,391,000, or $0.54 per diluted share, compared to $84,665,000, or $0.44 per diluted share, for the nine months ended September 30, 2022. The nine months ended September 30, 2023 and 2022 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the nine months ended September 30, 2023 by $61,145,000, or $0.32 per diluted share, and decreased net income attributable to common shareholders by $21,987,000, or $0.12 per diluted share, for the nine months ended September 30, 2022.
FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2023 was $382,658,000, or $1.97 per diluted share, compared to $462,463,000, or $2.39 per diluted share, for the nine months ended September 30, 2022. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2023 and 2022 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2023 by $1,713,000, or $0.01 per diluted share, and by $7,388,000, or $0.04 per diluted share for the nine months ended September 30, 2022.

Overview - continued
The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Certain (income) expense items that impact net income attributable to common shareholders:
Net gain on contribution of Pier 94 leasehold interest to joint venture	$(35,968)	$—	$(35,968)	$—
After-tax net gain on sale of The Armory Show	(17,076)	—	(17,076)	—
Deferred tax liability on our investment in The Farley Building (held through a taxable REIT subsidiary)	3,115	3,776	8,196	10,183
Our share of Alexander's, Inc. ("Alexander's") gain on sale of Rego Park III land parcel	—	—	(16,396)	—
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	—	—	(6,173)	(6,085)
Other	5,954	28,090	48	19,784
	(43,975)	31,866	(67,369)	23,882
Noncontrolling interests' share of above adjustments	3,974	(2,206)	6,224	(1,895)
Total of certain (income) expense items that impact net income attributable to common shareholders	$(40,001)	$29,660	$(61,145)	$21,987
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in The Farley Building (held through a taxable REIT subsidiary)	$3,115	$3,776	$8,196	$10,183
After-tax net gain on sale of 220 CPS condominium units and ancillary amenities	—	—	(6,173)	(6,085)
Other	5,330	1,477	(167)	3,840
	8,445	5,253	1,856	7,938
Noncontrolling interests' share of above adjustments	(691)	(364)	(143)	(550)
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$7,754	$4,889	$1,713	$7,388
Same Store Net Operating Income (“NOI”) At Share
The percentage (decrease) increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

	Total	New York	THE MART(1)	555 California Street(2)
Same store NOI at share % (decrease) increase
Three months ended September 30, 2023 compared to September 30, 2022	(3.0)%	4.0%	(54.0)%	2.9%
Nine months ended September 30, 2023 compared to September 30, 2022	1.1%	2.8%	(35.5)%	32.2%
Same store NOI at share - cash basis % (decrease) increase
Three months ended September 30, 2023 compared to September 30, 2022	(4.7)%	2.1%	(53.7)%	3.7%
Nine months ended September 30, 2023 compared to September 30, 2022	1.1%	3.1%	(38.2)%	34.7%
____________________
(1)The third quarter of 2022 includes prior period accrual adjustments related to changes in the tax-assessed value of THE MART.
(2)The second quarter of 2023 includes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - continued

Sunset Pier 94 Studios Joint Venture
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture (“Pier 94 JV”) to develop a 266,000 square foot purpose-built studio campus at Pier 94 in Manhattan (“Sunset Pier 94 Studios”). In connection therewith:
•We contributed our Pier 94 leasehold interest to the joint venture in exchange for a 49.9% common equity interest and an initial capital account of $47,944,000, comprised of (i) the $40,000,000 value of our Pier 94 leasehold interest contribution and (ii) a $7,944,000 credit for pre-development costs incurred. Hudson Pacific Properties (“HPP”) and Blackstone Inc. (together, “HPP/BX”) received an aggregate 50.1% common equity interest in Pier 94 JV and an initial capital account of $22,976,000 in exchange for (i) a $15,000,000 cash contribution upon the joint venture’s formation and (ii) a $7,976,000 credit for pre-development costs incurred. HPP/BX will fund 100% of cash contributions until such time that its capital account is equal to Vornado’s, after which equity will be funded in accordance with each partner’s respective ownership interest.
•The lease of Pier 94 with the City of New York was amended and restated to allow for the contribution to Pier 94 JV and to remove Pier 92 from the lease’s demised premises. The amended and restated lease expires in 2060 with five 10-year renewal options.
•Pier 94 JV closed on a $183,200,000 construction loan facility ($100,000 outstanding as of September 30, 2023) which bears interest at SOFR plus 4.75% and matures in September 2025, with one one-year as-of-right extension option and two one-year extension options subject to certain conditions. VRLP and the other partners provided a joint and several completion guarantee.
The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing (described above) and $166,800,000 of equity contributions. Our share of equity contributions will be funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us.
Upon contribution of the Pier 94 leasehold, we recognized a $35,968,000 net gain primarily due to the step-up of our retained investment in the leasehold interest to fair value. The net gain was included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income for the three and nine months ended September 30, 2023.
Dividends/Share Repurchase Program
On April 26, 2023, we announced the postponement of dividends on our common shares until the end of 2023, at which time, upon finalization of our 2023 taxable income, including the impact of asset sales, we will pay the 2023 dividend in either (i) cash, or (ii) a combination of cash and securities, as determined by our Board of Trustees. Cash retained from dividends or from asset sales will be used to reduce debt and/or to fund the share repurchase program discussed below.
We also announced that our Board of Trustees has authorized the repurchase of up to $200,000,000 of our outstanding common shares under a newly established share repurchase program.
During the three months ended September 30, 2023, we repurchased 302,200 common shares for $5,927,000 at an average price per share of $19.61. In total, we have repurchased 2,024,495 common shares under the program at an average price per share of $14.40. As of September 30, 2023, $170,857,000 remained available and authorized for repurchases.

Overview - continued

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
The Armory Show
On July 3, 2023, we completed the sale of The Armory Show, located in New York, for $24,410,000, subject to certain post-closing adjustments, and realized net proceeds of $22,489,000. In connection with the sale, we recognized a net gain of $20,181,000 which is included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income.
Manhattan Retail Properties Sale
On August 10, 2023, we completed the sale of four Manhattan retail properties located at 510 Fifth Avenue, 148–150 Spring Street, 443 Broadway and 692 Broadway for $100,000,000 and realized net proceeds of $95,450,000. In connection with the sale, we recognized an impairment loss of $625,000 which is included in “transaction related costs and other” on our consolidated statements of income.

Overview - continued

Financings
150 West 34th Street
On January 9, 2023, our $105,000,000 participation in the $205,000,000 mortgage loan on 150 West 34th Street was repaid, which reduced “other assets” and “mortgages payable, net” on our consolidated balance sheets by $105,000,000.
On October 4, 2023, we completed a $75,000,000 refinancing of 150 West 34th Street, of which $25,000,000 is recourse to the Operating Partnership. The interest-only loan bears a rate of SOFR plus 2.15% and matures in February 2025, with three one-year as-of-right extension options and an additional one-year extension option available subject to satisfying a loan-to-value test. The interest rate on the loan is subject to an interest rate cap arrangement with a SOFR strike rate of 5.00%, which matures in February 2026. The loan replaces the previous $100,000,000 loan, which bore interest at SOFR plus 1.86%.
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

Overview - continued

Interest Rate Hedging
We entered into the following interest rate swap and cap arrangements during the nine months ended September 30, 2023. See Note 15 - Fair Value Measurements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our consolidated hedging instruments:

(Amounts in thousands)	Notional Amount (at share)	All-In Swapped Rate	Expiration Date	Variable Rate Spread
Interest rate swaps:
555 California Street (effective 05/24)	$840,000	6.03%	05/26	S+205
Unsecured term loan(1) (effective 10/23)	150,000	5.12%	07/25	S+129

		Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas (70.0% interest) (effective 11/23)(2)	$665,000	1.00%	11/25	S+162
One Park Avenue (effective 3/24)	525,000	3.89%	03/25	S+122
731 Lexington Avenue office condominium (32.4% interest)	162,000	6.00%	06/24	Prime + 0
640 Fifth Avenue (52.0% interest)	259,925	4.00%	05/24	S+111
512 West 22nd Street (55.0% interest)	71,088	4.50%	06/25	S+200
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
(2)In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 is attributable to noncontrolling interests. See Note 10 - Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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
For the Three Months Ended September 30, 2023:
•236,000 square feet of New York Office space (190,000 square feet at share) at an initial rent of $93.33 per square foot and a weighted average lease term of 7.9 years. The changes in the GAAP and cash mark-to-market rent on the 176,000 square feet of second generation space were negative 0.3% and negative 2.5%, respectively. Tenant improvements and leasing commissions were $12.87 per square foot per annum, or 13.8% of initial rent.
•29,000 square feet of New York Retail space (21,000 square feet at share) at an initial rent of $373.28 per square foot and a weighted average lease term of 8.4 years. The changes in the GAAP and cash mark-to-market rent on the 9,000 square feet of second generation space were positive 31.3% and positive 33.5%, respectively. Tenant improvements and leasing commissions were $26.02 per square foot per annum, or 7.0% of initial rent.
•68,000 square feet at THE MART (63,000 square feet at share) at an initial rent of $54.71 per square foot and a weighted average lease term of 5.2 years. The changes in the GAAP and cash mark-to-market rent on the 40,000 square feet of second generation space were negative 9.0% and negative 10.4%, respectively. Tenant improvements and leasing commissions were $10.46 per square foot per annum, or 19.1% of initial rent.
For the Nine Months Ended September 30, 2023:
•1,292,000 square feet of New York Office space (1,186,000 square feet at share) at an initial rent of $97.99 per square foot and a weighted average lease term of 9.5 years. The changes in the GAAP and cash mark-to-market rent on the 1,027,000 square feet of second generation space were positive 7.3% and positive 1.6%, respectively. Tenant improvements and leasing commissions were $5.66 per square foot per annum, or 5.8% of initial rent.
•259,000 square feet of New York Retail space (200,000 square feet at share) at an initial rent of $116.03 per square foot and a weighted average lease term of 5.6 years. The changes in the GAAP and cash mark-to-market rent on the 113,000 square feet of second generation space were positive 17.0% and positive 15.4%, respectively. Tenant improvements and leasing commissions were $19.01 per square foot per annum, or 16.4% of initial rent.
•176,000 square feet at THE MART (171,000 square feet at share) at an initial rent of $55.87 per square foot and a weighted average lease term of 5.7 years. The changes in the GAAP and cash mark-to-market rent on the 112,000 square feet of second generation space were negative 5.9% and negative 9.8%, respectively. Tenant improvements and leasing commissions were $8.49 per square foot per annum, or 15.2% of initial rent.
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

Overview - continued

Square Footage (in service) and Occupancy as of September 30, 2023

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,771	16,073	91.6%
Retail (includes retail properties that are in the base of our office properties)	51	(1)	2,117	1,678	74.3%
Residential - 1,974 units(2)	5	(1)	1,479	745	96.6%	(2)
Alexander's	5		2,455	795	87.3%	(2)
			24,822	19,291	89.9%
Other:
THE MART	4		3,683	3,674	76.8%
555 California Street	3		1,819	1,274	94.5%
Other	11		2,532	1,197	91.9%
			8,034	6,145

Total square feet as of September 30, 2023			32,856	25,436
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2022

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,724	16,028	91.9%
Retail (includes retail properties that are in the base of our office properties)	56	(1)	2,289	1,851	74.4%
Residential - 1,976 units(2)	6	(1)	1,499	766	96.7%	(2)
Alexander's	6		2,241	726	96.4%	(2)
			24,753	19,371	90.4%
Other:
THE MART	4		3,635	3,626	81.6%
555 California Street	3		1,819	1,273	94.7%
Other	11		2,532	1,197	92.6%
			7,986	6,096

Total square feet as of December 31, 2022			32,739	25,467
____________________
(1)Reflects the Office, Retail and Residential space within our 65 and 71 total New York properties as of September 30, 2023 and December 31, 2022, respectively.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. For the nine months ended September 30, 2023, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended September 30, 2023 and 2022
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended September 30, 2023
	Total	New York	Other
Total revenues	$450,995	$364,768	$86,227
Operating expenses	(233,737)	(186,147)	(47,590)
NOI - consolidated	217,258	178,621	38,637
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,363)	(2,197)	(6,166)
Add: NOI from partially owned entities	72,100	69,210	2,890
NOI at share	280,995	245,634	35,361
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(2,980)	(4,790)	1,810
NOI at share - cash basis	$278,015	$240,844	$37,171

(Amounts in thousands)	For the Three Months Ended September 30, 2022
	Total	New York	Other
Total revenues	$457,431	$360,033	$97,398
Operating expenses	(221,596)	(182,131)	(39,465)
NOI - consolidated	235,835	177,902	57,933
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(14,766)	(8,691)	(6,075)
Add: NOI from partially owned entities	76,020	71,943	4,077
NOI at share	297,089	241,154	55,935
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,419)	(3,462)	2,043
NOI at share - cash basis	$295,670	$237,692	$57,978

NOI At Share by Segment for the Three Months Ended September 30, 2023 and 2022 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2023 and 2022 are summarized below

(Amounts in thousands)	For the Three Months Ended September 30,
	2023	2022
New York:
Office	$183,919	$174,790
Retail	46,559	52,127
Residential	5,570	4,598
Alexander's	9,586	9,639
Total New York	245,634	241,154

Other:
THE MART(1)	15,132	35,769
555 California Street	16,564	16,092
Other investments	3,665	4,074
Total Other	35,361	55,935

NOI at share	$280,995	$297,089
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2023	2022
New York:
Office	$179,838	$174,606
Retail	45,451	48,096
Residential	5,271	4,556
Alexander's	10,284	10,434
Total New York	240,844	237,692

Other:
THE MART(1)	15,801	36,772
555 California Street	17,552	16,926
Other investments	3,818	4,280
Total Other	37,171	57,978

NOI at share - cash basis	$278,015	$295,670
____________________
(1)The third quarter of 2022 includes prior period accrual adjustments related to changes in the tax-assessed value of THE MART.

NOI At Share by Segment for the Three Months Ended September 30, 2023 and 2022 - continued
Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended September 30, 2023 and 2022
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended September 30, 2023 and 2022.

(Amounts in thousands)	For the Three Months Ended September 30,
	2023	2022
Net income	$59,570	$20,112
Depreciation and amortization expense	110,349	134,526
General and administrative expense	35,838	29,174
Transaction related costs and other	813	996
Income from partially owned entities	(18,269)	(24,341)
(Income) loss from real estate fund investments	(1,783)	111
Interest and other investment income, net	(12,934)	(5,228)
Interest and debt expense	88,126	76,774
Net gains on disposition of wholly owned and partially owned assets	(56,136)	—
Income tax expense	11,684	3,711
NOI from partially owned entities	72,100	76,020
NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,363)	(14,766)
NOI at share	280,995	297,089
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(2,980)	(1,419)
NOI at share - cash basis	$278,015	$295,670
NOI At Share by Region

	For the Three Months Ended September 30,
	2023	2022
Region:
New York City metropolitan area	89%	82%
Chicago, IL	5%	13%
San Francisco, CA	6%	5%
	100%	100%

Results of Operations – Three Months Ended September 30, 2023 Compared to September 30, 2022

Revenues
Our revenues were $450,995,000 for the three months ended September 30, 2023 compared to $457,431,000 for the prior year’s quarter, a decrease of $6,436,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(17,720)	$(6,055)	$(11,665)
Development and redevelopment	720	720	—
Trade shows	(811)	—	(811)
Same store operations	9,034	7,460	1,574
	(8,777)	2,125	(10,902)
Fee and other income:
BMS cleaning fees	366	628	(262)
Management and leasing fees	731	846	(115)
Other income	1,244	1,136	108
	2,341	2,610	(269)

Total (decrease) increase in revenues	$(6,436)	$4,735	$(11,171)

Expenses
Our expenses were $382,368,000 for the three months ended September 30, 2023, compared to $385,692,000 for the prior year’s quarter, a decrease of $3,324,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(11,531)	$(2,628)	$(8,903)
Development and redevelopment	603	603	—
Non-reimbursable expenses	34	34	—
Trade shows	(186)	—	(186)
BMS expenses	(242)	20	(262)
Same store operations	23,463	5,987	17,476
	12,141	4,016	8,125
Depreciation and amortization:
Acquisitions, dispositions and other	(28,427)	(28,427)	—
Development and redevelopment	(36)	(36)	—
Same store operations	4,286	3,941	345
	(24,177)	(24,522)	345

General and administrative	6,664	1,251	5,413

Expense from deferred compensation plan liability	2,231	—	2,231

Transaction related costs and other	(183)	514	(697)

Total (decrease) increase in expenses	$(3,324)	$(18,741)	$15,417

Results of Operations – Three Months Ended September 30, 2023 Compared to September 30, 2022 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2023	For the Three Months Ended September 30,
		2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$10,917	$11,941
Return on preferred equity, net of our share of the expense		9,430	9,430
		20,347	21,371
Partially owned office buildings(1)	Various	(7,647)	(5,286)
Alexander's	32.4%	4,525	5,910
Other investments(2)	Various	1,044	2,346
		$18,269	$24,341
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income (Loss) from Real Estate Fund Investments
Below is a summary of income (loss) from the Vornado Capital Partners Real Estate Fund (“the Fund”) and the Crowne Plaza Times Square Hotel Joint Venture.

(Amounts in thousands)	For the Three Months Ended September 30,
	2023	2022
Net realized gain on exited investments	$1,861	$—
Net investment loss	(78)	(111)
Income (loss) from real estate fund investments	1,783	(111)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(1,302)	312
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$481	$201
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended September 30,
	2023	2022
Interest on cash and cash equivalents and restricted cash	$12,643	$2,286
Interest on loans receivable	291	1,396
Amortization of discount on investments in U.S. Treasury bills	—	1,546
	$12,934	$5,228
Interest and Debt Expense
Interest and debt expense for the three months ended September 30, 2023 was $88,126,000 compared to $76,774,000 for the prior year’s quarter, an increase of $11,352,000. This was primarily due to (i) $19,156,000 of higher interest expense resulting from higher average interest rates on our debt partially offset by (ii) $6,331,000 of higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended September 30, 2023 was $56,136,000, primarily consisting of (i) $35,968,000 upon contribution of our Pier 94 leasehold to Pier 94 JV primarily due to the step-up of our retained investment in the leasehold interest to fair value and (ii) $20,181,000 from the sale of The Armory Show.

Results of Operations – Three Months Ended September 30, 2023 Compared to September 30, 2022 - continued
Income Tax Expense
Income tax expense for the three months ended September 30, 2023 was $11,684,000 compared to $3,711,000 for the prior year’s quarter, an increase of $7,973,000. This was primarily due to higher income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $13,541,000 for the three months ended September 30, 2023, compared to $3,792,000 for the prior year’s quarter, an increase of $9,749,000. This was primarily due to higher average interest rates on mortgage loans of our non-wholly owned consolidated subsidiaries in 2023.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $4,736,000 for the three months ended September 30, 2023, compared to $606,000 for the prior year’s quarter, an increase of $4,130,000.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $15,529,000 for the three months ended September 30, 2023 and 2022.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $15,558,000 for the three months ended September 30, 2023 and 2022.
Same Store Net Operating Income At Share
Same store NOI at share represents NOI at share from operations which are in service in both the current and prior year reporting periods. Same store NOI at share - cash basis is same store NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers. Same store NOI at share and same store NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, THE MART, 555 California Street and other investments for the three months ended September 30, 2023 compared to September 30, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended September 30, 2023	$280,995	$245,634	$15,132	$16,564	$3,665
Less NOI at share from:
Dispositions	(164)	(440)	276	—	—
Development properties	(4,724)	(4,724)	—	—	—
Other non-same store income, net	(4,774)	(1,109)	—	—	(3,665)
Same store NOI at share for the three months ended September 30, 2023	$271,333	$239,361	$15,408	$16,564	$—

NOI at share for the three months ended September 30, 2022	$297,089	$241,154	$35,769	$16,092	$4,074
Less NOI at share from:
Dispositions	(5,040)	(2,748)	(2,292)	—	—
Development properties	(4,549)	(4,549)	—	—	—
Other non-same store income, net	(7,679)	(3,605)	—	—	(4,074)
Same store NOI at share for the three months ended September 30, 2022	$279,821	$230,252	$33,477	$16,092	$—

(Decrease) increase in same store NOI at share	$(8,488)	$9,109	$(18,069)	$472	$—

% (decrease) increase in same store NOI at share	(3.0)%	4.0%	(54.0)%	2.9%	0.0%

Results of Operations – Three Months Ended September 30, 2023 Compared to September 30, 2022 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended September 30, 2023 compared to September 30, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2023	$278,015	$240,844	$15,801	$17,552	$3,818
Less NOI at share - cash basis from:
Dispositions	(274)	(487)	213	—	—
Development properties	(4,131)	(4,131)	—	—	—
Other non-same store income, net	(8,379)	(4,561)	—	—	(3,818)
Same store NOI at share - cash basis for the three months ended September 30, 2023	$265,231	$231,665	$16,014	$17,552	$—

NOI at share - cash basis for the three months ended September 30, 2022	$295,670	$237,692	$36,772	$16,926	$4,280
Less NOI at share - cash basis from:
Dispositions	(4,857)	(2,655)	(2,202)	—	—
Development properties	(4,943)	(4,943)	—	—	—
Other non-same store income, net	(7,520)	(3,240)	—	—	(4,280)
Same store NOI at share - cash basis for the three months ended September 30, 2022	$278,350	$226,854	$34,570	$16,926	$—

(Decrease) increase in same store NOI at share - cash basis	$(13,119)	$4,811	$(18,556)	$626	$—

% (decrease) increase in same store NOI at share - cash basis	(4.7)%	2.1%	(53.7)%	3.7%	0.0%

NOI At Share by Segment for the Nine Months Ended September 30, 2023 and 2022
Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2023 and 2022.

(Amounts in thousands)	For the Nine Months Ended September 30, 2023
	Total	New York	Other
Total revenues	$1,369,277	$1,091,053	$278,224
Operating expenses	(685,233)	(550,878)	(134,355)
NOI - consolidated	684,044	540,175	143,869
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(38,869)	(12,224)	(26,645)
Add: NOI from partially owned entities	210,942	202,043	8,899
NOI at share	856,117	729,994	126,123
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(3,498)	(6,554)	3,056
NOI at share - cash basis	$852,619	$723,440	$129,179

(Amounts in thousands)	For the Nine Months Ended September 30, 2022
	Total	New York	Other
Total revenues	$1,353,055	$1,082,743	$270,312
Operating expenses	(660,434)	(536,238)	(124,196)
NOI - consolidated	692,621	546,505	146,116
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,100)	(32,708)	(18,392)
Add: NOI from partially owned entities	228,772	219,116	9,656
NOI at share	870,293	732,913	137,380
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,824)	(13,626)	4,802
NOI at share - cash basis	$861,469	$719,287	$142,182

NOI At Share by Segment for the Nine Months Ended September 30, 2023 and 2022 - continued
The elements of our New York and Other NOI at share for the nine months ended September 30, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
New York:
Office	$544,231	$534,641
Retail	141,183	155,670
Residential	16,495	14,622
Alexander's	28,085	27,980
Total New York	729,994	732,913

Other:
THE MART(1)	47,003	75,630
555 California Street(2)	64,840	49,051
Other investments	14,280	12,699
Total Other	126,123	137,380

NOI at share	$856,117	$870,293
____________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
New York:
Office	$543,172	$532,759
Retail	134,441	142,678
Residential	15,451	13,554
Alexander's	30,376	30,296
Total New York	723,440	719,287

Other:
THE MART(1)	47,068	78,749
555 California Street(2)	67,554	50,141
Other investments	14,557	13,292
Total Other	129,179	142,182

NOI at share - cash basis	$852,619	$861,469
____________________
(1)The third quarter of 2022 includes prior period accrual adjustments related to changes in the tax-assessed value of THE MART.
(2)2023 includes our $14,103 share of the receipt of a tenant settlement, net of legal expenses.

Reconciliation of Net Income to NOI At Share and NOI at Share - Cash Basis for the Nine Months Ended September 30, 2023 and 2022

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2023 and 2022.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
Net income	$133,501	$142,390
Depreciation and amortization expense	324,076	370,631
General and administrative expense	116,843	102,292
Transaction related costs and other	1,501	4,961
Income from partially owned entities	(72,207)	(83,775)
Income from real estate fund investments	(1,662)	(5,421)
Interest and other investment income, net	(35,792)	(9,282)
Interest and debt expense	261,528	191,523
Net gains on disposition of wholly owned and partially owned assets	(64,592)	(35,384)
Income tax expense	20,848	14,686
NOI from partially owned entities	210,942	228,772
NOI attributable to noncontrolling interests in consolidated subsidiaries	(38,869)	(51,100)
NOI at share	856,117	870,293
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,498)	(8,824)
NOI at share - cash basis	$852,619	$861,469
NOI At Share by Region(1)

	For the Nine Months Ended September 30,
	2023	2022
Region:
New York City metropolitan area	88%	85%
Chicago, IL	6%	9%
San Francisco, CA(1)	6%	6%
	100%	100%
____________________
(1)2023 excludes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Results of Operations – Nine Months Ended September 30, 2023 Compared to September 30, 2022

Revenues
Our revenues were $1,369,277,000 for the nine months ended September 30, 2023, compared to $1,353,055,000 for the prior year’s nine months, an increase of $16,222,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(36,584)	$(24,919)	$(11,665)
Development and redevelopment	789	789	—
Trade shows	33	—	33
Same store operations	40,135	21,588	18,547	(1)
	4,373	(2,542)	6,915
Fee and other income:
BMS cleaning fees	4,150	5,143	(993)
Management and leasing fees	1,803	1,802	1
Other income	5,896	3,907	1,989
	11,849	10,852	997

Total increase in revenues	$16,222	$8,310	$7,912
____________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

Expenses
Our expenses were $1,135,194,000 for the nine months ended September 30, 2023, compared to $1,128,180,000 for the prior year’s nine months, an increase of $7,014,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total		New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(19,232)		$(10,329)	$(8,903)
Development and redevelopment	4,943		4,943	—
Non-reimbursable expenses	2,617		2,617	—
Trade shows	633		—	633
BMS expenses	2,555		3,548	(993)
Same store operations	33,283		13,861	19,422
	24,799		14,640	10,159
Depreciation and amortization:
Acquisitions, dispositions and other	(50,117)		(50,117)	—
Development and redevelopment	148		148	—
Same store operations	3,414		3,946	(532)
	(46,555)		(46,023)	(532)

General and administrative	14,551	(1)	2,035	12,516

Expense from deferred compensation plan liability	17,679		—	17,679

Transaction related costs and other	(3,460)		(473)	(2,987)

Total increase (decrease) in expenses	$7,014		$(29,821)	$36,835
____________________
(1)Primarily due to non-cash expense related to the June 2023 grant. See Note 13 - Stock-based Compensation in Part I, Item 1 of this Quarterly Report on Form 10-Q for details.

Results of Operations – Nine Months Ended September 30, 2023 Compared to September 30, 2022 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2023	For the Nine Months Ended September 30,
		2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$27,057	$41,915
Return on preferred equity, net of our share of the expense		27,985	27,985
		55,042	69,900
Alexander's(2)	32.4%	30,682	17,587
Partially owned office buildings(3)	Various	(16,864)	(8,974)
Other investments(4)	Various	3,347	5,262
		$72,207	$83,775
_____________________
(1)2023 includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and will be amortized over the remaining term of the restructured loan, reducing future interest expense, and lower income from lease renewals at 697-703 Fifth Avenue and 666 Fifth Avenue, partially offset by a decrease in our share of depreciation and amortization expense compared to the prior year, primarily resulting from non-cash impairment losses recognized in prior periods.
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
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income from Real Estate Fund Investments
Below is a summary of income from the Fund and the Crowne Plaza Times Square Hotel Joint Venture.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
Previously recorded unrealized loss on exited investments	$247,575	$59,396
Net realized loss on exited investments	(245,714)	(53,724)
Net investment (loss) income	(199)	6,549
Net unrealized loss on held investments	—	(6,800)
Income from real estate fund investments	1,662	5,421
Less income attributable to noncontrolling interests in consolidated subsidiaries	(920)	(3,287)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$742	$2,134
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2023	2022
Interest on cash and cash equivalents and restricted cash	$30,910	$2,660
Amortization of discount on investments in U.S. Treasury bills	3,829	3,403
Interest on loans receivable	1,053	3,215
Other, net	—	4
	$35,792	$9,282

Results of Operations – Nine Months Ended September 30, 2023 Compared to September 30, 2022 - continued
Interest and Debt Expense
Interest and debt expense was $261,528,000 for the nine months ended September 30, 2023, compared to $191,523,000 for the prior year’s nine months, an increase of $70,005,000. This was primarily due to (i) $90,434,000 of higher interest expense resulting from higher average interest rates on our debt, partially offset by (ii) $17,916,000 of higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets was $64,592,000 for the nine months ended September 30, 2023, primarily consisting of (i) $35,968,000 upon contribution of our Pier 94 leasehold to Pier 94 JV primarily due to the step-up of our retained investment in the leasehold interest to fair value, (ii) $20,181,000 from the sale of The Armory Show, and (iii) $7,520,000 from the sale of a condominium unit at 220 CPS. Net gains on disposition of wholly owned and partially owned assets were $35,384,000 for the nine months ended September 30, 2022, primarily consisting of (i) $15,213,000 from the sale of the Center Building located at 33-00 Northern Boulevard in Long Island City, New York, (ii) $13,613,000 from the refund of New York City real property transfer tax paid in connection with the April 2019 Fifth Avenue and Times Square JV transaction, and (iii) $7,030,000 from the sale of one condominium unit and ancillary amenities at 220 CPS.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2023 was $20,848,000 compared to $14,686,000 for the prior year’s nine months, an increase of $6,162,000. This was primarily due to higher income tax expense incurred by our taxable REIT subsidiaries.
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $26,250,000 for the nine months ended September 30, 2023, compared to net income of $4,756,000 for the prior year’s nine months, a decrease in income of $31,006,000. This was primarily due to higher average interest rates on mortgage loans of our non-wholly owned consolidated subsidiaries in 2023.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $8,773,000 for the nine months ended September 30, 2023, compared to $6,382,000 for the prior year’s nine months, an increase of $2,391,000. This resulted primarily from higher net income subject to allocation to Class A unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $46,587,000 for the nine months ended September 30, 2023 and 2022.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $46,673,000 for the nine months ended September 30, 2023 and 2022.

Results of Operations – Nine Months Ended September 30, 2023 Compared to September 30, 2022 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, THE MART, 555 California Street and other investments for the nine months ended September 30, 2023 compared to September 30, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the nine months ended September 30, 2023	$856,117	$729,994	$47,003	$64,840	$14,280
Less NOI at share from:
Dispositions	(1,301)	(1,577)	276	—	—
Development properties	(19,864)	(19,864)	—	—	—
Other non-same store (income) expense, net	(12,919)	1,361	—	—	(14,280)
Same store NOI at share for the nine months ended September 30, 2023	$822,033	$709,914	$47,279	$64,840	$—

NOI at share for the nine months ended September 30, 2022	$870,293	$732,913	$75,630	$49,051	$12,699
Less NOI at share from:
Dispositions	(12,833)	(10,541)	(2,292)	—	—
Development properties	(20,251)	(20,251)	—	—	—
Other non-same store income, net	(24,402)	(11,703)	—	—	(12,699)
Same store NOI at share for the nine months ended September 30, 2022	$812,807	$690,418	$73,338	$49,051	$—

Increase (decrease) in same store NOI at share	$9,226	$19,496	$(26,059)	$15,789	$—

% increase (decrease) in same store NOI at share	1.1%	2.8%	(35.5)%	32.2%	0.0%

    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the nine months ended September 30, 2023 compared to September 30, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2023	$852,619	$723,440	$47,068	$67,554	$14,557
Less NOI at share - cash basis from:
Dispositions	(1,824)	(2,037)	213	—	—
Development properties	(17,588)	(17,588)	—	—	—
Other non-same store income, net	(20,589)	(6,032)	—	—	(14,557)
Same store NOI at share - cash basis for the nine months ended September 30, 2023	$812,618	$697,783	$47,281	$67,554	$—

NOI at share - cash basis for the nine months ended September 30, 2022	$861,469	$719,287	$78,749	$50,141	$13,292
Less NOI at share - cash basis from:
Dispositions	(13,302)	(11,100)	(2,202)	—	—
Development properties	(19,319)	(19,319)	—	—	—
Other non-same store income, net	(25,320)	(12,028)	—	—	(13,292)
Same store NOI at share - cash basis for the nine months ended September 30, 2022	$803,528	$676,840	$76,547	$50,141	$—

Increase (decrease) in same store NOI at share - cash basis	$9,090	$20,943	$(29,266)	$17,413	$—

% increase (decrease) in same store NOI at share - cash basis	1.1%	3.1%	(38.2)%	34.7%	0.0%

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
As of September 30, 2023, we have $3.2 billion of liquidity comprised of $1.3 billion of cash and cash equivalents and restricted cash and $1.9 billion available on our $2.5 billion revolving credit facilities. The ongoing challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
On April 26, 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a newly established share repurchase program. As of September 30, 2023, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,262,480,000 as of September 30, 2023, a $241,323,000 increase from the balance as of December 31, 2022.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2023	2022
Net cash provided by operating activities	$436,875	$559,827	$(122,952)
Net cash provided by (used in) investing activities	65,800	(849,738)	915,538
Net cash used in financing activities	(261,352)	(663,392)	402,040
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the nine months ended September 30, 2023, net cash provided by operating activities of $436,875,000 was comprised of $516,895,000 of cash from operations, including distributions of income from partially owned entities of $131,308,000, and a net decrease of $80,020,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Liquidity and Capital Resources - continued
Investing Activities
Net cash flow provided by (used in) investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash provided by (used in) investing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2023	2022
Proceeds from maturities of U.S. Treasury bills	$468,598	$349,461	$119,137
Development costs and construction in progress	(432,439)	(557,884)	125,445
Additions to real estate	(155,080)	(120,124)	(34,956)
Proceeds from sales of real estate	123,550	253,958	(130,408)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—	105,000
Investments in partially owned entities	(43,737)	(15,046)	(28,691)
Acquisitions of real estate and other	(33,145)	(2,000)	(31,145)
Distributions of capital from partially owned entities	18,837	20,566	(1,729)
Proceeds from sale of condominium units at 220 Central Park South	14,216	16,124	(1,908)
Purchase of U.S. Treasury bills	—	(794,793)	794,793
Net cash provided by (used in) investing activities	$65,800	$(849,738)	$915,538
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2023	2022
Repayments of borrowings	$(119,400)	$(1,245,973)	$1,126,573
Dividends paid on common shares/Distributions to Vornado	(71,950)	(304,896)	232,946
Dividends paid on preferred shares/Distributions to preferred unitholders	(46,587)	(46,587)	—
Repurchase of common shares/Class A units owned by Vornado	(29,183)	—	(29,183)
Contributions from noncontrolling interests in consolidated subsidiaries	18,534	4,903	13,631
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(9,489)	(68,716)	59,227
Deferred financing costs	(3,398)	(32,473)	29,075
Proceeds received from exercise of Vornado stock options and other	146	662	(516)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(25)	(85)	60
Proceeds from borrowings	—	1,029,773	(1,029,773)
Net cash used in financing activities	$(261,352)	$(663,392)	$402,040

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
PENN District
PENN 1
We are redeveloping PENN 1, a 2,558,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"). Skanska USA Civil Northeast, Inc. is performing the redevelopment under a fixed price contract for $400,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost of our PENN 1 project is estimated to be $450,000,000, of which $415,663,000 of cash has been expended as of September 30, 2023.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $582,671,000 of cash has been expended as of September 30, 2023.
Hotel Pennsylvania Site
Demolition of the existing building was completed in the third quarter of 2023.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $45,490,000 of cash has been expended as of September 30, 2023.
Sunset Pier 94 Studios
On August 28, 2023, we entered into a joint venture, in which we have a 49.9% interest, to develop Sunset Pier 94 Studios, a 266,000 square foot purpose-built studio campus (see page 53 for details). The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing and $166,800,000 of equity contributions. Our share of equity contributions will be funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. HPP/BX will fund 100% of cash contributions until such time that its capital account is equal to Vornado’s, after which equity will be funded in accordance with each partner’s respective ownership interest. We have funded $7,994,000 of cash contributions as of September 30, 2023.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court's decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. In April 2023, we entered into a settlement with affiliates of the successor to Regus PLC, pursuant to which we agreed to discontinue all legal proceedings against the Regus PLC successor and its affiliates in exchange for a payment to us of $21,350,000, which is included in “rental revenues” on our consolidated statements of income for the nine months ended September 30, 2023, of which $6,405,000 is attributable to noncontrolling interest.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of September 30, 2023, the aggregate dollar amount of these guarantees is approximately $1,153,000,000, primarily comprised of payment guarantees for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue. Other than these loans, our mortgage loans are non-recourse to us.
As of September 30, 2023, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2023, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund, we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the September 30, 2023 fair value of the Fund assets, at liquidation we would be required to make a $26,700,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of September 30, 2023, we have construction commitments aggregating approximately $169,500,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. The Company also uses FFO attributable to common shareholders plus assumed conversions, as adjusted for certain items that impact the comparability of period-to-period FFO, as one of several criteria to determine performance-based compensation for senior management. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 18 – Income Per Share/Income Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and nine months ended September 30, 2023 and 2022.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$52,846	$7,769	$104,391	$84,665
Per diluted share	$0.28	$0.04	$0.54	$0.44

FFO adjustments:
Depreciation and amortization of real property	$97,809	$122,438	$287,523	$335,020
Real estate impairment losses	625	—	625	—
Net gain on sale of real estate	(53,045)	—	(53,305)	(28,354)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	26,765	32,584	80,900	98,404
Net loss (gain) on sale of real estate	—	6	(16,545)	(169)
	72,154	155,028	299,198	404,901
Noncontrolling interests' share of above adjustments	(5,900)	(10,731)	(22,156)	(28,018)
FFO adjustments, net	$66,254	$144,297	$277,042	$376,883

FFO attributable to common shareholders	$119,100	$152,066	$381,433	$461,548
Impact of assumed conversion of dilutive convertible securities	387	395	1,225	915
FFO attributable to common shareholders plus assumed conversions	$119,487	$152,461	$382,658	$462,463
Per diluted share	$0.62	$0.79	$1.97	$2.39

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	190,364	191,793	191,228	191,756
Effect of dilutive securities:
Convertible securities	2,227	1,790	2,621	1,407
Share-based payment awards	445	225	163	266
Denominator for FFO per diluted share	193,036	193,808	194,012	193,429

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2023
	September 30, Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates
Consolidated debt:
Fixed rate(2)	$6,143,650	3.59%	$—
Variable rate(3)	2,189,565	5.87%	21,896
	$8,333,215	4.19%	21,896
Pro rata share of debt of non-consolidated entities:
Fixed rate(2)	$1,201,058	3.87%	—
Variable rate(4)	1,454,011	6.61%	14,540
	$2,655,069	5.37%	14,540
Noncontrolling interests' share of consolidated subsidiaries			(6,821)
Total change in annual net income attributable to the Operating Partnership			29,615
Noncontrolling interests’ share of the Operating Partnership			(2,422)
Total change in annual net income attributable to Vornado			$27,193
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.14
Total change in annual net income attributable to Vornado per diluted share			$0.14
______________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)Includes variable rate debt subject to interest rate swap arrangements as of period end.
(3)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $2,009,119, of which $682,059 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average strike rate of 4.17% and a weighted average remaining term of 7 months. These amounts exclude the 1.00% SOFR interest rate cap we entered into in June 2023 for the $950,000 1290 Avenue of the Americas mortgage loan, in which we have a 70% controlling interest, which is effective November 2023. See the following page for details on the forward cap arrangement.
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $668,305 at our pro rata share. The interest rate cap arrangements have a weighted average strike rate of 4.59% and a weighted average remaining term of 10 months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2023, the estimated fair value of our consolidated debt was $8,006,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2023 and December 31, 2022.

(Amounts in thousands)	As of September 30, 2023					As of December 31, 2022
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Asset
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	2.29%	05/24	$26,672	$49,888
Forward swap (effective 05/24)	840,000	(1)	6.03%	05/26	6,627	—
770 Broadway mortgage loan	700,000		4.98%	07/27	40,782	29,226
PENN 11 mortgage loan	500,000		2.22%	03/24	11,305	26,587
Unsecured revolving credit facility	575,000		3.87%	08/27	34,358	24,457
Unsecured term loan(2)	800,000		4.04%	(2)	27,249	21,024
100 West 33rd Street mortgage loan	480,000		5.06%	06/27	16,907	6,886
888 Seventh Avenue mortgage loan	200,000	(3)	4.76%	09/27	10,293	6,544
4 Union Square South mortgage loan	98,650	(4)	3.74%	01/25	3,552	4,050
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(5)	11/25	70,599	7,590
One Park Avenue mortgage loan	525,000		(6)	03/25	10,169	5,472
Various mortgage loans					2,234	2,080
					$260,747	$183,804
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

(3)The remaining $63,400 amortizing mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (7.13% as of September 30, 2023).
(4)The remaining $21,350 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.83% as of September 30, 2023).
(5)Current SOFR cap strike rate of 3.89%. In June 2023, we entered into a forward cap arrangement which is effective upon the November 2023 expiration of the current in-place cap and expires in November 2025. The forward cap has a SOFR strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 is attributable to noncontrolling interests. See Note 10 - Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(6)Current SOFR cap strike rate of 3.89%. In March 2023, we entered into a forward cap arrangement which is effective upon the March 2024 expiration of the current in-place cap and expires in March 2025. The forward cap has a SOFR strike rate of 3.89%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended September 30, 2023, Vornado issued 80,217 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There were no cash proceeds associated with these issuances.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities:
On April 26, 2023, the Company’s Board of Trustees authorized the repurchase of up to $200,000,000 of its outstanding common shares under a newly established share repurchase program.
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

Period	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2023 - July 31, 2023	302,200	$19.61	302,200	$170,857,099
August 1, 2023 - August 31, 2023	—	—	—	170,857,099
September 1, 2023 - September 30, 2023	—	—	—	170,857,099
____________________
(1)Average price paid per share excludes costs associated with the repurchases.
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended September 30, 2023, Vornado Realty L.P. issued 5,744 Class A units to satisfy conversions of restricted Operating Partnership units (“LTIP Units”). There were no cash proceeds associated with the issuances. These securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: Vornado Realty L.P. repurchased Class A units from Vornado Realty Trust equivalent to the number and price of common shares repurchased by Vornado Realty Trust during the three months ended September 30, 2023, as disclosed in the table above.

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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: October 30, 2023	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: October 30, 2023	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)