Form 10-K
period 2023-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2024-02-12
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)
Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Vornado Realty Trust	Series A Convertible Preferred Shares of beneficial interest, liquidation preference $50.00 per share
Vornado Realty L.P.	Class A Units of Limited Partnership Interest

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
Vornado Realty Trust: Yes  ☑      No  ☐   Vornado Realty L.P.: Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Vornado Realty Trust: Yes  ☐      No  ☑   Vornado Realty L.P.: Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common shares held by non-affiliates of Vornado Realty Trust, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $3,196,914,000 at June 30, 2023.
As of December 31, 2023, there were 190,390,703 common shares of beneficial interest outstanding of Vornado Realty Trust.
There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P. Based on the June 30, 2023 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of Vornado Realty L.P., i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $217,739,000 as of June 30, 2023.
Documents Incorporated by Reference
Part III: Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 23, 2024.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2023 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” and “VRLP” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 91.0% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
Under the limited partnership agreement of the Operating Partnership, unitholders may present their Class A units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Class A units may be tendered for redemption to the Operating Partnership for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis. Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the distribution to a Class A unitholder is equal to the dividend paid to a Vornado common shareholder. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. Vornado generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having the Operating Partnership pay cash. With each such exchange or redemption, Vornado’s percentage ownership in the Operating Partnership will increase. In addition, whenever Vornado issues common shares other than to acquire Class A units of the Operating Partnership, Vornado must contribute any net proceeds it receives to the Operating Partnership and the Operating Partnership must issue to Vornado an equivalent number of Class A units of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
•Note 10. Redeemable Noncontrolling Interests
•Note 11. Shareholders' Equity/Partners' Capital
•Note 12. Stock-based Compensation
•Note 13. Income (Loss) Per Share/Income (Loss) Per Class A Unit
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

________________________________________
(1)These items are omitted in whole or in part because Vornado, the Operating Partnership’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2023, portions of which are incorporated by reference herein.

FORWARD-LOOKING STATEMENTS
Certain statements contained herein constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; estimates of future capital expenditures, and the timing and form of dividends to common and preferred shareholders and operating partnership distributions, and the amount and form of potential share repurchases and/or asset sales. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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

PART I
ITEM 1.     BUSINESS
Vornado is a fully‑integrated REIT and conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership, a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.0% of the common limited partnership interest in the Operating Partnership as of December 31, 2023.
We currently own all or portions of:
New York:
•57 Manhattan operating properties consisting of:
•20.4 million square feet of office space in 30 of the properties;
•2.4 million square feet of street retail space in 50 of the properties;
•1,662 units in five residential properties;
•Multiple development sites, including 350 Park Avenue, Sunset Pier 94 Studios and the Hotel Pennsylvania site;
•A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns five properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens;
•Signage throughout the Penn District and Times Square; and
•Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning and security services for our buildings and third parties.
Other Real Estate and Investments:
•The 3.7 million square foot THE MART in Chicago;
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
DISPOSITIONS
We completed the following sale transactions during 2023:
•$100 million sale of four Manhattan retail properties located at 510 Fifth Avenue, 148–150 Spring Street, 443 Broadway and 692 Broadway;
•$71 million sale by Alexander’s (32.4% interest) of its Rego Park III land parcel;
•$24 million sale of The Armory Show located in New York; and
•$24 million net proceeds from the sale of two condominium units at 220 Central Park South (“220 CPS”).
FINANCINGS
We completed the following financing transactions during 2023:
•$1.2 billion of interest rate swap arrangements;
•$950 million 1.00% SOFR interest rate cap arrangement for the 1290 Avenue of the Americas mortgage loan (70.0% ownership);
•$355 million restructuring of 697-703 Fifth Avenue (44.8% ownership);
•$183 million construction loan for Sunset Pier 94 Studios (49.9% ownership);
•$129 million refinancing of 512 West 22nd Street (55% ownership);
•$75 million refinancing of 150 West 34th Street; and
•$54 million refinancing of 825 Seventh Avenue office condominium (50% ownership).

DEVELOPMENT / REDEVELOPMENT PROJECTS AND OPPORTUNITIES
PENN District
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $638,959,000 has been expended as of December 31, 2023.
Hotel Pennsylvania Site
Demolition of the existing building was completed in the third quarter of 2023.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $47,424,000 has been expended as of December 31, 2023.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc. (“HPP/BX”), formed a joint venture to develop Sunset Pier 94 Studios, a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing and $166,800,000 of equity contributions. Our share of equity contributions will be funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. HPP/BX will fund 100% of cash contributions until such time that its capital account is equal to Vornado’s, after which equity will be funded in accordance with each partner’s respective ownership interest. We have funded $7,994,000 of cash contributions as of December 31, 2023. For further information about this transaction, see page 38, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview, in this Annual Report on Form 10-K.
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street. In connection therewith, we entered into a joint venture with Rudin (the “Vornado/Rudin JV”) that purchased 39 East 51st Street for $40,000,000, funded on a 50/50 basis by Vornado and Rudin. 39 East 51st Street will be combined with 350 Park Avenue and 40 East 52nd Street to create a premier development site (the “Site”). From October 2024 to June 2030, KG will have the option to either (i) acquire a 60% interest in a joint venture with the Vornado/Rudin JV (with Vornado having an effective 36% interest in the entity) to build a new 1,700,000 square foot office tower, valuing the Site at $1.2 billion or (ii) purchase the Site for $1.4 billion ($1.085 billion to Vornado). From October 2024 to September 2030, the Vornado/Rudin JV will have the option to put the Site to KG for $1.2 billion ($900,000,000 to Vornado). For further information about this transaction and the options available to each of the parties, see page 37, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview, in this Annual Report on Form 10-K.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

ENVIRONMENTAL SUSTAINABILITY INITIATIVES
We have long believed a focus on environmental sustainability is responsible management of our business and important to our tenants, investors, employees and communities that we serve. It has been central to Vornado's business strategy for over 15 years. The Corporate Governance and Nominating Committee of Vornado's Board of Trustees is assigned with oversight of Environmental, Social and Governance (“ESG”) matters, which includes climate change risk. Environmental sustainability initiatives are carried out by a dedicated team of professionals that work directly with our business units.
Vornado is an industry leader in sustainability, owning and operating more than 25 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 95% of our in-service office portfolio, with over 24 million square feet at LEED Gold or Platinum. In 2023, we (i) ranked #1 in the US Diversified Office/Retail REIT peer group by GRESB, and received the “Green Star” distinction for the eleventh consecutive year and GRESB's five star rating, (ii) received the Leader in the Light Award by the National Association for Real Estate Investment Trusts (NAREIT) for diversified REITs for the thirteenth time, and (iii) were recognized as an EPA ENERGY STAR Partner of the Year with the distinction of having demonstrated eight years of sustained excellence.
We prioritize addressing climate change and in 2019 adopted a 10-year plan to make our buildings carbon neutral by 2030 (“Vision 2030”). Vision 2030 is a multi-faceted approach that prioritizes energy reduction, recovery, and renewable power. We rely on technology, as well as meaningful stakeholder collaboration with our tenants, our employees, and our communities, to achieve this plan. Our commitment to carbon neutrality and associated emissions reduction targets have been approved by the Science Based Targets Initiative as consistent with a 1.5°C climate scenario, the most ambitious goal of the Paris Agreement.
We consider sustainability in all aspects of our business, including the design, construction, retrofitting and ongoing maintenance and operations of our portfolio of buildings. We operate our buildings sustainably and efficiently by seeking to establish best practices in energy and water consumption, carbon reduction, resource and waste management and ecologically sensitive procurement. Our policies, from 100% green cleaning to procuring 100% renewable electricity certificates to energy efficiency, are implemented across our entire portfolio. We undertake significant outreach with our tenants, employees and investors regarding Vornado’s sustainability programs and strategies.
We gather data to measure progress against our goals, align our goals with our tenants, plan for our longer-term projects and engage with our stakeholders in meaningful ways. We use carbon accounting software, energy audits and models and building automation software to measure and track our portfolio-wide waste, water and energy reduction strategies, create roadmaps for each building to understand how to achieve carbon neutrality and provide accurate and actionable data for our measurement, verification and reporting requirements.
Our 2022 and 2023 long-term performance plan awards specifically tie a portion of senior management’s compensation to the achievement of certain ESG targets, including reductions in greenhouse emissions, achieving a specified GRESB score and targeting a specified percentage of LEED Gold or Platinum certified square footage in our office portfolio.
We are committed to transparent reporting of sustainability performance indicators and publish an annual ESG Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board and in 2023 published a report in accordance with the Task Force on Climate-related Financial Disclosures. We also submit public reports to CDP, CSA (the S&P Global Corporate Sustainability Assessment) and EP100 (global initiative led by Climate Group). Further details on our environmental sustainability initiatives and strategy, including our Vision 2030 Roadmap, can be found in our 2022 ESG Report at (vno.com/sustainability). There can be no assurance that our Vision 2030 commitment will be achieved in the planned time frame. The ESG Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2023, we had 2,935 employees, consisting of (i) 2,437 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security, engineering and parking services primarily to our New York properties, (ii) 394 employees in our corporate office, leasing, and property management, and (iii) 104 employees of THE MART. The foregoing does not include employees of partially owned entities.
Human capital management is critical to our success and our employees are the foundation of our human capital.
Compensation, Benefits and Employee Wellbeing
To attract and retain the best-qualified talent and to help our employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals, we offer competitive benefits including, but not limited to, market-competitive compensation, healthcare (medical, dental and vision coverage), a health savings account, 401(k) and employer match, dependent care flexible spending account, parental leave, adoption/surrogacy benefits, short-term and long-term disability insurance, life insurance, time off/paid holidays, tuition reimbursement, subsidized gym memberships, employee wellness programs and incentives, in-workplace vaccinations, commuter benefits, an employee assistance program and workplace flexibility.

HUMAN CAPITAL MANAGEMENT - CONTINUED
Talent Development
To foster talent and growth, we provide training and continuing education, promote career and personal development, and encourage innovation and engagement. To achieve our talent development goals, we provide tuition reimbursement for our employees’ continuing education and professional development, and the opportunity to participate in a variety of training and networking engagements.
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
Diversity and Inclusion
Vornado is a diverse and inclusive environment that empowers the individual and enriches the employment experience. We have published Equal Employment Opportunity (EEO) data since 2017 and have a broadly diverse workforce across both our corporate base as well as our BMS division. Our employee demographics data can be found in our 2022 ESG report (vno.com/sustainability), which is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
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
For additional information on human capital matters, please see our most recent ESG report, available for download on our website at www.vno.com and in digital format at vno.com/sustainability. This report and other information on our website are not incorporated by reference into and do not form any part of this Annual Report on Form 10-K.
COMPETITION
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, tenant concessions offered, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See "Risk Factors" in Item 1A for additional information regarding these factors.
SEGMENT DATA
We operate in the following reportable segments: New York and Other. Financial information related to these reportable segments for the years ended December 31, 2023, 2022 and 2021 is set forth in Note 23 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.
TENANTS ACCOUNTING FOR OVER 10% OF REVENUES
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2023, 2022 and 2021.

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
PRINCIPAL EXECUTIVE OFFICES
Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894‑7000.
MATERIALS AVAILABLE ON OUR WEBSITE
Copies of our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees and 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics, and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, revised copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial and non-financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. Copies of our filings under the Securities Exchange Act of 1934 are also available free of charge from us, upon request.

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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We may be adversely affected by trends in office real estate, including work from home trends.
In 2023, approximately 78% of our net operating income (“NOI” a non-GAAP measure) is from our office properties. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing remain prevalent in certain situations following the COVID-19 pandemic. Changes in tenant space utilization, including from the continuation of work from home and flexible work arrangement policies, may continue to cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on our business.
Further, as office tenants reevaluate their physical space needs and focus on attracting and retaining talent, many tenants have become more selective and are focused on leasing space in high-quality, modern and well-amenitized buildings near transit hubs. These factors have resulted in increased competition among landlords to attract tenants, significant landlord capital expenditures for a building to maintain Class A status and may negatively impact the value of older and less desirable office space. This could have an adverse effect on our financial condition and results of operations.
A significant portion of our properties is located in the New York metropolitan area and is affected by the economic cycles and risks inherent to this area.
In 2023, approximately 88% of our NOI is from properties located in the New York metropolitan area. We may continue to concentrate a significant portion of our future acquisitions, development and redevelopment in this area. Real estate markets are affected by economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy and declines in the New York metropolitan area real estate market have impacted and could continue to impact our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:
•    financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;
•    business layoffs or downsizing;
•    any oversupply of, or reduced demand for, real estate;
•    industry slowdowns;
•    the effects of inflation;
•    increased interest rates;
•    relocations of businesses;
•    changing demographics;
•    increased work from home and use of alternative work places;
•    changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies);
•    the fiscal health of New York State and New York City governments and local transit authorities;
•    quality of life conditions;
•    infrastructure quality;
•    increased government regulation and costs of complying with such regulations; and
•    changes in rates or the treatment of the deductibility of state and local taxes.
It is impossible for us to predict the future effect of trends in the economic and investment climates of the geographic areas in which we concentrate, and more generally of the United States, or the real estate markets in these areas. Local, national or global economic downturns could negatively affect the value of our properties, our businesses and profitability.
We are subject to risks that affect the general and New York City retail environments.
In 2023, approximately 17% of our NOI is from Manhattan retail properties. These properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, Manhattan tourism, office and residential occupancy rates, employer remote-working policies, the threat of terrorism or other criminal acts, increasing competition from online retailers and other retail centers, and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.

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
The factors that affect the value of our real estate investments include, among other things:
•    global, national, regional and local economic conditions and geopolitical events;
•    competition from other available space, including co-working space and sub-leases;
•    local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
•    how well we manage our properties;
•    the development and/or redevelopment of our properties;
•    changes in market rental rates;
•    trends in office real estate, including many tenants’ preferences for space in modern amenitized buildings which may require the landlord to incur significant capital expenditures;
•    increased competition from online shopping and its impact on retail tenants and their demand for retail space;
•    the timing and costs associated with property improvements and rentals;
•    whether we are able to pass all or portions of any increases in operating costs through to tenants;
•    changes in real estate taxes and other expenses;
•    fluctuations in interest rates;
•    the ability of state and local governments to operate within their budgets;
•    whether tenants and users such as customers and shoppers consider a property attractive;
•    changes in consumer preferences adversely affecting retailers and retail store values;
•    changes in tenant space utilization;
•    the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•    consequences of any armed conflict involving, or terrorist attacks against, the United States or individual acts of violence in public spaces;
•    availability of financing on acceptable terms or at all;
•    inflation or deflation;
•    our ability to obtain adequate insurance;
•    government regulation, including changes in fiscal policies, taxation, and zoning laws;
•    potential liability and compliance costs associated with environmental or other laws or regulations;
•    natural disasters;
•    general competitive factors;
•    climate change; and
•    the impact of pandemics or outbreaks of other infectious diseases.
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
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, tenant concessions offered, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Substantially all of our properties face competition from similar properties in the same market, which may adversely impact the rents we can charge at those properties and our results of operations.
Our commercial office properties are located primarily in highly developed areas of the New York metropolitan area. Manhattan is the largest office market in the United States. The number of competitive office properties in the New York metropolitan area, which may be newer, more amenitized or better located than our properties, could have a material adverse effect on our ability to lease office space at our properties and on the effective rents we are able to charge.

We may be unable to renew leases, lease vacant space or relet space as leases expire on favorable terms.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, rent and concessions, the cost of improvements to the property and leasing commissions, may be on less economically favorable terms. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property and/or space. If we are unable to promptly renew leases or relet the space on economically favorable terms, our cash flow and ability to service debt obligations and pay dividends and distributions to equity holders could be adversely affected.
Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy, become insolvent or experience a material business downturn adversely affecting their ability to make timely rental payments in the future. If a tenant does not pay its rent, we may face delays enforcing our rights as landlord and may incur substantial legal and other costs. Even if we are able to enforce our rights, a tenant may not have recoverable assets. The bankruptcy or insolvency of a major tenant may delay our efforts to collect past-due balances under the relevant leases and could ultimately preclude collection of these amounts altogether. As a result, the bankruptcy or insolvency of, or nonpayment by, a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property, which could in turn result in decreased net income and funds available to pay our indebtedness or make distributions to equity holders.
Our business, financial condition, results of operations and cash flows have been and may continue to be adversely affected by outbreaks of highly infectious or contagious diseases.
Our business has been, and may continue to be, adversely affected by the economic and industry challenges created by highly infectious or contagious diseases, including the COVID-19 pandemic. The impact of the COVID-19 pandemic caused retailers to reduce the number and size of their physical locations and increase reliance on e-commerce, and future infectious or contagious diseases could have a similar impact. Additionally, many office tenants have adopted work from home, hybrid and flexible work arrangements which may lead our office tenants to reassess their long-term physical space needs. Any future outbreak of a highly infectious or contagious disease could impact how people live, work and travel in ways that have affected and may in the future affect our properties. Over time, these factors could decrease the demand for office and retail space and ultimately decrease occupancy and/or rent levels across our portfolio, which may have a negative impact on our financial condition and/or access to capital and may have the effect of heightening other risks described under this heading “Risk Factors.”
Some of our potential losses may not be covered by insurance.
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000, increased from $250,000,000 effective June 20, 2023, includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,112,753 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
Our investments are concentrated in the New York City, Chicago and San Francisco metropolitan areas. Physical climate change, and natural disasters, including earthquakes, storms, storm surges, tornados, floods and hurricanes, could cause significant damage to our properties and the surrounding environment or area. Potentially adverse consequences of climate change, including rising sea levels and increased temperature fluctuations, could similarly have an impact on our properties and the economies of the metropolitan areas in which we operate. Government efforts to combat climate change may impact the cost of operating our properties. Over time, these conditions could result in declining demand for office and retail space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
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
De-carbonization of grid-supplied energy could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. Buildings which consume fossil fuel onsite may be subject to penalties in the future. In addition, the full transition of grid-supplied energy to renewable sources (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings. Although these laws and regulations have not had any material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition.
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

Significant inflation and future increases in the inflation rate could adversely affect our business and financial results.
Recent substantial increases in the rate of inflation and potential future elevated rates of inflation, both real and anticipated, may impact our business and results of operations. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business and financial results. Increased inflation could also adversely affect us by increasing costs of construction and renovation. While increases in most operating expenses at our properties can be passed on to our office and retail tenants, some tenants have fixed reimbursement charges and expenses at our residential properties may not be able to be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.
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
•increased interest rates will increase the cost of acquiring properties through financing, reducing the opportunities for attractive acquisitions;
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
We are the owner of numerous development sites and continue to engage in redevelopment and repositioning activities with respect to our properties, and, accordingly, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) cost overruns, especially in an inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iv) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (v) start up, repositioning and redevelopment costs may be higher than anticipated; (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or redevelopment costs; (ix) the possibility that properties will be leased at below expected rental rates and (x) to the extent the redevelopment activities are conducted in partnership with third parties, the possibility of disputes with our joint venture development partners and the potential that we miss certain project milestone deadlines. These risks could result in substantial unanticipated delays or expenses, prevent the initiation or the completion of redevelopment activities or reduce the ultimate rents achieved on new developments. These outcomes could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to satisfy our principal and interest obligations and to make distributions to our shareholders.
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
We currently own properties through joint ventures and private equity real estate funds with other persons and entities and may in the future acquire or own properties through joint ventures and funds when we believe circumstances warrant the use of such structures. Joint venture and fund investments involve risk, including: the possibility that our partners might refuse to make capital contributions when due and therefore we may be forced to make contributions to maintain the value of the property; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; that third parties may be hesitant or refuse to transact with the joint venture or fund due to the identity of our partners; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. For certain of our joint venture arrangements, we and our respective joint venture partners have rights including the ability to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture and fund partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures or funds do not operate in compliance with REIT requirements. To the extent our partners do not meet their obligations to us or our joint ventures or funds, or they take action inconsistent with the interests of the joint venture or fund, we may be adversely affected.
We are exposed to risks related to our properties that are subject to ground leases arrangements which could adversely affect our results of operations.
We are the lessee under long-term ground lease arrangements at certain of our properties. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Furthermore, rent payments under such leasehold interests are periodically adjusted pursuant to the respective contractual arrangements, including the currently ongoing PENN 1 June 2023 rent reset process. These rent resets may result in materially higher rents that could adversely affect our financial condition and results of operation. Additionally, due to the greater risk in a loan secured by a leasehold interest than a loan secured by a fee interest, we face risks related to the availability and pricing of financing on favorable terms or at all for such ground leasehold interests.

RISKS RELATED TO OUR INDEBTEDNESS AND ACCESS TO CAPITAL
Significantly tighter capital markets and economic conditions have affected and may continue to materially affect our liquidity, financial condition and results of operations as well as the value of an investment in our debt and equity securities.
There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy. Demand for office and retail space typically declines nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Recently, domestic and international financial markets have experienced unusual volatility, significant interest rate increases and continuing uncertainty. Liquidity has significantly tightened in overall financial markets. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Additionally, the recent inflation environment has led to an increase in interest rates, which has had a direct and material increase on the interest expense of our borrowings. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our securities.
We have outstanding debt, and its cost may continue to increase and refinancing may not be available on acceptable terms and could affect our future operations.
As of December 31, 2023, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, totaled $8.3 billion. We rely on both secured and unsecured, variable rate and fixed rate debt to finance acquisitions and development activities and for working capital. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if conditions in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in our loss of the property.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the current interest rate environment has led to an increase in interest rates on our variable rate debt, including on new hedging instruments, and an increase in the cost of refinancing our existing debt and entering into new debt, all of which have reduced, and could continue to reduce, our operating cash flows. While certain of our debt is fixed by interest rate swap arrangements, the arrangements typically expire earlier than the mortgage loan maturity, resulting in future exposure to rising interest rates, which could further reduce our available cash. If the cost or amount of our indebtedness continues to increase or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of credit rating downgrades and default on our obligations that could adversely affect our financial condition and results of operations.
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
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the applicable lender, to further mortgage the applicable property or to reduce or change insurance coverage. Our unsecured indebtedness and debt that we may obtain in the future may contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the levels of certain ratios including total debt to total assets, secured debt to total assets, EBITDA to interest expense, and fixed charges, and that require us to maintain a certain ratio of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from such other sources or give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms. Further, depending on market conditions at the time of any refinancing, the covenants included as part of the terms of such refinancing may be more restrictive than the existing indebtedness.
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
A further downgrade in our credit ratings could materially and adversely affect our business and financial condition.
Our credit rating and the credit ratings assigned to our debt securities and our preferred shares have been recently downgraded and could change in the future based upon, among other things, our results of operations and financial condition. Our ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our common shares or any other securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding. For instance, if we fail to maintain the credit ratings currently assigned to our senior debt, the interest rates payable on outstanding debt under our unsecured term loan and revolving credit facilities would increase and we may be required to post additional collateral under certain of our existing loan agreements. Furthermore, any future lowering of our credit ratings or outlook would likely make it more difficult and/or more expensive for us to obtain additional debt financing. Our failure to maintain or improve our credit ratings could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading/redemption price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
We depend on dividends and distributions from our direct and indirect subsidiaries. The creditors and preferred equity holders of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.
Substantially all of Vornado’s assets are held through the Operating Partnership which holds substantially all of its properties and assets through subsidiaries. The Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of Vornado’s cash flow is dependent on cash distributions to it by the Operating Partnership. The creditors of each of Vornado’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders. Thus, the Operating Partnership’s ability to make distributions to its equity holders depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership. Consequently, Vornado’s ability to pay dividends to its holders of common and preferred shares depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to make distributions to Vornado.
Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to the Operating Partnership’s equity holders, including Vornado. Thus, Vornado’s ability to pay cash dividends to its equity holders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to its equity holders, including Vornado. As of December 31, 2023, there were six series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $52,921,000.
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
As of December 31, 2023, Interstate Properties, a New Jersey general partnership, and its partners beneficially owned an aggregate of approximately 7.0% of the common shares of beneficial interest of Vornado and 26.0% of the common stock of Alexander’s, which is described below. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s.
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
As of December 31, 2023, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has five properties, which are located in the greater New York metropolitan area. In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.0% of the outstanding common stock of Alexander’s as of December 31, 2023. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s and general partners of Interstate Properties. Ms. Mandakini Puri is a Trustee of Vornado and Director of Alexander’s.
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
•interest rates increases;
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

•share repurchase plans;
•general financial and economic market conditions and, in particular, developments related to market conditions for office REITs and other real estate related companies and the New York City real estate market;
•inflation;
•local, domestic and international economic factors unrelated to our performance (including the macro-economic impact of geopolitical conflicts);
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
The interests of equity holders could be diluted if we issue additional equity securities. As of December 31, 2023, Vornado had authorized but unissued 59,609,297 common shares of beneficial interest, $0.04 par value, and 58,387,098 preferred shares of beneficial interest, no par value; of which 22,186,690 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units. Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions. In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration. We cannot predict the effect that future sales of Vornado’s common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our securities.
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
Compliance or failure to comply with the Americans with Disabilities Act (the "ADA") or other safety regulations and requirements could result in substantial costs.
The ADA generally requires that public buildings, including our properties, meet certain Federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the Federal government or the award of damages to private litigants and/or legal fees to their counsel. From time to time persons have asserted claims against us with respect to some of our properties under the ADA, but to date such claims have not resulted in any material expense or liability. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to equity holders.
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

RISKS RELATED TO TECHNOLOGY, CYBERSECURITY AND DATA PROTECTION
The occurrence of cyber incidents, or a deficiency in our cyber security, as well as other disruptions to our IT networks and related systems, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could negatively impact our financial results.
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks, malware, ransomware, computer viruses, phishing, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. Our suppliers, subcontractors, and joint venture partners face similar threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to certain of our information with varying levels of security and cybersecurity resources. The risk of a security breach or disruption, particularly through cyber attack, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased, including through the use of artificial intelligence. Although we have not experienced cyber incidents that are individually, or in the aggregate, material, the incidents we have experienced thus far have been mitigated by preventative, detective, and responsive measures that we have put in place. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
For additional information on our cybersecurity risk management process, see Item 1C. Cybersecurity.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We employ a comprehensive risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats. Our methodologies involve a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program, including legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and our broader enterprise IT environment;
•A team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls and (iii) our response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•Cybersecurity awareness training of our employees, incident response personnel and senior management, including through the use of third-party providers for regular mandatory trainings;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A risk management process for third-party service providers, suppliers, and vendors. We employ rigorous vetting processes and ongoing monitoring mechanisms designed to ensure their compliance with cybersecurity standards.
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Governance
Our Board of Trustee’s considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our potential cybersecurity risks and threats and receives presentations on cybersecurity topics from our Chief Information Officer. The Committee reports to the full Board of Trustees regarding its activities, including those related to cybersecurity. The full Board of Trustees also receives briefings from management on cybersecurity matters as needed.
Our management team, including our Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Information Officer has many years of experience leading cybersecurity oversight and overall has broad, extensive experience with information technology, including security, auditing, compliance, systems and programming.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Trustees.

ITEM 2.     PROPERTIES
PROPERTY LISTING
We operate in two reportable segments: New York and Other. The following pages provide details of our real estate properties as of December 31, 2023.

					Square Feet
NEW YORK SEGMENT Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
PENN 1 (ground leased through 2098)(1)	100.0%	Office / Retail	82.4%		2,329,000	228,000	2,557,000
1290 Avenue of the Americas	70.0%	Office / Retail	99.8%		2,120,000	—	2,120,000
PENN 2	100.0%	Office / Retail	100.0%		338,000	1,457,000	1,795,000
909 Third Avenue (ground leased through 2063)(1)	100.0%	Office	95.0%		1,351,000	—	1,351,000
280 Park Avenue(2)	50.0%	Office / Retail	95.3%		1,265,000	—	1,265,000
Independence Plaza, Tribeca (1,327 units)(2)	50.1%	Retail / Residential	57.6%	(3)	1,258,000	—	1,258,000
770 Broadway	100.0%	Office / Retail	79.7%		1,183,000	—	1,183,000
PENN 11	100.0%	Office / Retail	99.3%		1,149,000	—	1,149,000
100 West 33rd Street	100.0%	Office / Retail	70.6%		1,114,000	—	1,114,000
90 Park Avenue	100.0%	Office / Retail	95.2%		956,000	—	956,000
One Park Avenue	100.0%	Office / Retail	95.0%		945,000	—	945,000
888 Seventh Avenue (ground leased through 2067)(1)	100.0%	Office / Retail	86.5%		887,000	—	887,000
The Farley Building (ground and building leased through 2116)(1)	95.0%	Office / Retail	91.4%		847,000	—	847,000
330 West 34th Street (65.2% ground leased through 2149)(1)	100.0%	Office / Retail	75.7%		724,000	—	724,000
85 Tenth Avenue(2)	49.9%	Office / Retail	84.5%		638,000	—	638,000
650 Madison Avenue(2)	20.1%	Office / Retail	86.1%		601,000	—	601,000
350 Park Avenue	100.0%	Office	100.0%		585,000	—	585,000
150 East 58th Street(4)	100.0%	Office / Retail	83.2%		544,000	—	544,000
7 West 34th Street(2)	53.0%	Office / Retail	100.0%		477,000	—	477,000
595 Madison Avenue	100.0%	Office / Retail	89.5%		330,000	—	330,000
640 Fifth Avenue(2)	52.0%	Office / Retail	92.3%		315,000	—	315,000
50-70 West 93rd Street (324 units)(2)	49.9%	Residential	99.7%		283,000	—	283,000
Sunset Pier 94 Studios (ground and building leased through 2110)(1)(2)	49.9%	Studio	(5)		—	266,000	266,000
260 Eleventh Avenue (ground leased through 2114)(1)	100.0%	Office	100.0%		209,000	—	209,000
4 Union Square South	100.0%	Retail	100.0%		204,000	—	204,000
61 Ninth Avenue (2 buildings) (ground leased through 2115)(1)(2)	45.1%	Office / Retail	100.0%		194,000	—	194,000
512 West 22nd Street(2)	55.0%	Office / Retail	85.2%		173,000	—	173,000
825 Seventh Avenue	51.2%	Office(2) / Retail	80.1%		173,000	—	173,000
1540 Broadway(2)	52.0%	Retail	78.5%		161,000	—	161,000
Paramus	100.0%	Office	81.2%		129,000	—	129,000
666 Fifth Avenue (2)(6)	52.0%	Retail	100.0%		114,000	—	114,000
1535 Broadway(2)	52.0%	Retail / Theatre	100.0%		107,000	—	107,000
57th Street (2 buildings)(2)	50.0%	Office / Retail	78.3%		103,000	—	103,000
689 Fifth Avenue(2)	52.0%	Office / Retail	100.0%		98,000	—	98,000
150 West 34th Street	100.0%	Retail	100.0%		78,000	—	78,000
655 Fifth Avenue(2)	50.0%	Retail	100.0%		57,000	—	57,000
435 Seventh Avenue	100.0%	Retail	100.0%		43,000	—	43,000
606 Broadway	50.0%	Office / Retail	81.8%		36,000	—	36,000
697-703 Fifth Avenue(2)	44.8%	Retail	100.0%		26,000	—	26,000
1131 Third Avenue	100.0%	Retail	100.0%		23,000	—	23,000
131-135 West 33rd Street	100.0%	Retail	100.0%		23,000	—	23,000
________________________________________
See notes on page 28.

PROPERTY LISTING – CONTINUED

					Square Feet
NEW YORK SEGMENT – CONTINUED Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
715 Lexington Avenue	100.0%	Retail	100.0%		22,000	—	22,000
537 West 26th Street	100.0%	Retail	100.0%		17,000	—	17,000
334 Canal Street (4 units)	100.0%	Retail / Residential	—%	(3)	—	14,000	14,000
304-306 Canal Street (4 units)	100.0%	Retail / Residential	100.0%	(3)	4,000	9,000	13,000
40 East 66th Street (3 units)	100.0%	Residential	100.0%		10,000	—	10,000
431 Seventh Avenue	100.0%	Retail	100.0%		9,000	—	9,000
138-142 West 32nd Street	100.0%	Retail	80.3%		8,000	—	8,000
339 Greenwich Street	100.0%	Retail	100.0%		8,000	—	8,000
966 Third Avenue	100.0%	Retail	100.0%		7,000	—	7,000
968 Third Avenue(2)	50.0%	Retail	100.0%		7,000	—	7,000
137 West 33rd Street	100.0%	Retail	100.0%		3,000	—	3,000
57th Street(2)	50.0%	Land	(5)		—	—	—
Eighth Avenue and 34th Street	100.0%	Land	(5)		—	—	—
Hotel Pennsylvania Site(7)	100.0%	Land	(5)		—	—	—
Other (3 buildings)	100.0%	Retail	65.4%		16,000	—	16,000

Alexander's, Inc.:
731 Lexington Avenue(2)	32.4%	Office / Retail	98.9%		1,079,000	—	1,079,000
Rego Park II, Queens (6.6 acres)(2)	32.4%	Retail	76.9%		616,000	—	616,000
Rego Park I, Queens (4.8 acres)(2)	32.4%	Retail	100.0%		214,000	124,000	338,000
The Alexander Apartment Tower, Queens (312 units)(2)	32.4%	Residential	95.2%		255,000	—	255,000
Flushing, Queens (1.0 acre ground leased through 2037)(1)(2)	32.4%	Retail	100.0%		167,000	—	167,000
Total New York Segment			90.0%		24,632,000	2,098,000	26,730,000

Our Ownership Interest			89.4%		19,185,000	1,881,000	21,066,000
________________________________________
See notes on page 28.

PROPERTY LISTING – CONTINUED

				Square Feet
OTHER SEGMENT Property	% Ownership	Type	% Occupancy	In Service	Under Development or Not Available for Lease	Total Property
THE MART:
THE MART, Chicago	100.0%	Office / Retail / Trade show / Showroom	79.1%	3,669,000	—	3,669,000
527 West Kinzie, Chicago	100.0%	Land	(5)	—	—	—
Other (2 properties)(2), Chicago	50.0%	Retail	100.0%	19,000	—	19,000
Total THE MART			79.2%	3,688,000	—	3,688,000

Our Ownership Interest			79.2%	3,679,000	—	3,679,000

555 California Street:
555 California Street	70.0%	Office / Retail	98.7%	1,506,000	—	1,506,000
315 Montgomery Street	70.0%	Office / Retail	99.7%	235,000	—	235,000
345 Montgomery Street	70.0%	Office / Retail	—%	78,000	—	78,000
Total 555 California Street			94.5%	1,819,000	—	1,819,000

Our Ownership Interest			94.5%	1,274,000	—	1,274,000

Other:
Rosslyn Plaza, VA (197 units)(2)	45.6%	Office / Residential	58.4%	(3)	685,000	304,000	989,000
Fashion Centre Mall / Washington Tower, VA(2)	7.5%	Office / Retail	93.5%		1,038,000	—	1,038,000
Wayne Towne Center, Wayne, NJ (ground leased through 2064)(1)	100.0%	Retail	100.0%		686,000	4,000	690,000
Annapolis, MD (ground leased through 2042)(1)	100.0%	Retail	100.0%		128,000	—	128,000
Atlantic City, NJ (11.3 acres ground leased through 2070 to VICI Properties for a portion of the Borgata Hotel and Casino complex)	100.0%	Land	100.0%		—	—	—
Total Other			89.2%		2,537,000	308,000	2,845,000

Our Ownership Interest			91.9%		1,202,000	144,000	1,346,000

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
(5)Properties under development or to be developed.
(6)75,000 square feet is leased from 666 Fifth Avenue office condominium.
(7)Demolition of the existing building was completed in the third quarter of 2023.

TOP 10 TENANTS BASED ON ANNUALIZED ESCALATED RENTS(1) (AT SHARE):

Tenant	Square Footage At Share	Annualized Escalated Rents At Share	% of Total Annualized Escalated Rents At Share
Meta Platforms, Inc.	1,451,153	$167,180	9.3%
IPG and affiliates	1,044,715	69,186	3.9%
Citadel	585,460	62,498	3.5%
New York University	685,290	48,886	2.7%
Google/Motorola Mobility (guaranteed by Google)	759,446	41,765	2.3%
Bloomberg L.P.	306,768	41,279	2.3%
Amazon (including its Whole Foods subsidiary)	312,694	30,699	1.7%
Neuberger Berman Group LLC	306,612	28,184	1.6%
Swatch Group USA	11,957	27,333	1.5%
Madison Square Garden & Affiliates	408,031	27,326	1.5%
________________________________________
See note below.
ANNUALIZED ESCALATED RENTS(1) (AT SHARE) BY TENANT INDUSTRY:

Industry	Percentage
Office:
Financial Services	22%
Technology	16%
Professional Services	7%
Advertising/Marketing	5%
Entertainment and Electronics	4%
Real Estate	3%
Insurance	3%
Education	3%
Apparel	2%
Engineering, Architect & Surveying	2%
Health Services	2%
Communications	1%
Government	1%
Other	6%
77%

Retail:
Apparel	5%
Luxury Retail	4%
Banking	2%
Restaurants	2%
Grocery	1%
Other	4%
18%

Showroom	5%

Total	100%
________________________________________
(1)Represents monthly contractual base rent before free rent plus tenant reimbursements multiplied by 12. Annualized escalated rents at share include leases signed but not yet commenced in place of current tenants or vacancy in the same space.

NEW YORK
As of December 31, 2023, our New York segment consisted of 26.7 million square feet in 60 properties. The 26.7 million square feet is comprised of 20.4 million square feet of Manhattan office in 30 of the properties, 2.4 million square feet of Manhattan street retail in 50 of the properties, 1,662 units in five residential properties, and our 32.4% interest in Alexander’s, which owns five properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens. The New York segment also includes nine garages totaling 1.6 million square feet (4,685 spaces).
As of December 31, 2023, the occupancy rate for our New York segment was 89.4%.
Occupancy and weighted average annual rent per square foot:
Office:

			Vornado's Ownership Interest
As of December 31,	Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
2023	20,383,000	18,699,000	16,001,000	90.7%	$86.30
2022	19,902,000	18,724,000	16,028,000	91.9%	83.98
2021	20,630,000	19,442,000	16,757,000	92.2%	80.01
2020	20,586,000	18,361,000	15,413,000	93.4%	79.05
2019	20,666,000	19,070,000	16,195,000	96.9%	76.26
Retail:

			Vornado's Ownership Interest
As of December 31,	Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
2023	2,394,000	2,123,000	1,684,000	74.9%	$224.88
2022	2,556,000	2,289,000	1,851,000	74.4%	215.72
2021	2,693,000	2,267,000	1,825,000	80.7%	214.22
2020	2,690,000	2,275,000	1,805,000	78.8%	226.38
2019	2,712,000	2,300,000	1,842,000	94.5%	209.86

Occupancy and average monthly rent per unit:
Residential:

		Vornado's Ownership Interest
As of December 31,	Total Number of Units	Total Number of Units	Occupancy Rate	Average Monthly Rent Per Unit
2023	1,974	939	96.8%	$4,115
2022	1,976	941	96.7%	3,882
2021	1,986	951	97.0%	3,776
2020	1,995	960	84.9%	3,714
2019	1,996	960	97.5%	3,902

NEW YORK – CONTINUED
Lease expirations as of December 31, 2023 (at share):

	Number of Expiring Leases	Square Feet of Expiring Leases(1)	Percentage of New York Square Feet	Annualized Escalated Rents of Expiring Leases
Year				Total	Per Square Foot
Office:
Fourth Quarter 2023(2)	12	223,000	1.6%	$23,965,000	$107.47
2024	76	713,000	5.0%	63,535,000	89.11	(3)
2025	67	586,000	4.1%	45,758,000	78.09
2026	79	1,163,000	8.1%	94,536,000	81.29
2027	95	1,301,000	9.1%	102,958,000	79.14
2028(4)	65	1,044,000	7.3%	84,045,000	80.50
2029	59	1,241,000	8.7%	100,418,000	80.92
2030	50	643,000	4.5%	54,540,000	84.82
2031	31	891,000	6.2%	80,847,000	90.74
2032	22	958,000	6.7%	94,504,000	98.65
2033	21	502,000	4.0%	42,938,000	85.53

Retail:
Fourth Quarter 2023(2)	3	11,000	1.0%	$1,122,000	$102.00
2024	11	197,000	17.7%	20,532,000	104.22	(5)
2025	12	50,000	4.5%	13,076,000	261.52
2026	10	82,000	7.3%	26,414,000	322.12
2027	10	32,000	2.9%	20,509,000	640.91
2028	9	32,000	2.9%	14,731,000	460.34
2029	14	53,000	4.7%	27,460,000	518.11
2030	21	153,000	13.7%	23,416,000	153.05
2031	24	68,000	6.1%	30,383,000	446.81
2032	21	57,000	5.1%	29,537,000	518.19
2033	7	17,000	1.5%	6,022,000	354.24
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
Alexander’s
As of December 31, 2023, we own 32.4% of the outstanding common stock of Alexander’s, which owns five properties in the greater New York City aggregating 2.5 million square feet, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg L.P. headquarters building. As of December 31, 2023, Alexander's had an occupancy rate of 92.6% and a weighted average annual rent per square foot of $107.78.
OTHER REAL ESTATE AND INVESTMENTS
THE MART
We own the 3.7 million square foot THE MART in Chicago, whose largest tenant is Motorola Mobility at 609,000 square feet, the lease of which is guaranteed by Google. As of December 31, 2023, THE MART had an occupancy rate of 79.2% and a weighted average annual rent per square foot of $52.06.
555 California Street
We own a 70% controlling interest in a three-building office complex aggregating 1.8 million square feet, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”). As of December 31, 2023, 555 California Street had an occupancy rate of 94.5% and a weighted average annual rent per square foot of $94.93.

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
As of February 1, 2024, there were 758 holders of record of Vornado common shares.
Vornado Realty L.P.
There is no established trading market for the Operating Partnership's Class A units. Class A units that are not held by Vornado may be tendered for redemption to the Operating Partnership for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis. Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the distribution to a Class A unit holder is equal to the dividend paid to a Vornado common shareholder.
As of February 1, 2024, there were 806 Class A unitholders of record.
Recent Sales of Unregistered Securities
Vornado Realty Trust
During the fourth quarter of 2023, Vornado issued 64,056 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There were no cash proceeds associated with these issuances.
Vornado Realty L.P.
During the fourth quarter of 2023, Vornado Realty L.P. issued 375,369 Class A units to satisfy conversions of restricted Operating Partnership units (“LTIP Units”) and 20,731 pursuant to Vornado’s 2023 Omnibus Share Plan. There were no cash proceeds associated with the issuances.
On November 1, 2023, the Operating Partnership granted 116,612 LTIP Units at a market price of $19.30 per unit to Vornado consultants that are not executives of the Company as part of their annual consulting fees. The units were issued outside of Vornado’s 2023 Omnibus Share Plan.
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

Recent Purchases of Unregistered Securities
Vornado Realty Trust
On April 26, 2023, the Company’s Board of Trustees authorized the repurchase of up to $200,000,000 of its outstanding common shares under a newly established share repurchase program. There were no common share repurchases during the three months ended December 31, 2023. As of December 31, 2023, $170,857,000 remained available and authorized for common share repurchases.
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
Vornado Realty L.P.
None.
Performance Graph
The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 400 MidCap Index (the “S&P 400 MidCap Index”), Standard & Poor’s 500 Index (the “S&P 500 Index”), and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on December 31, 2018 in our common shares, the S&P 400 MidCap Index, the S&P 500 Index, and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2018
2019
2020
2021
2022
2023
Vornado Realty Trust
S&P 500 Index
S&P 400 MidCap Index
The NAREIT All Equity Index

	2018	2019	2020	2021	2022	2023
Vornado Realty Trust	$100	$115	$68	$81	$43	$60
S&P 400 MidCap Index(1)	100	126	143	179	156	181
S&P 500 Index(2)	100	131	156	200	164	207
The NAREIT All Equity Index	100	129	122	172	129	144
________________________________________
(1)In 2023, Vornado was added as a constituent of the S&P 400 MidCap Index.
(2)To facilitate comparison to the performance graph presented in our Annual Report for the prior year, the S&P 500 Index is presented above.
ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2023 and 2022, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2021, including year-to-year comparisons between 2022 and 2021, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., (the “Operating Partnership”) a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.0% of the common limited partnership interest in the Operating Partnership as of December 31, 2023. All references to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We own and operate office and retail properties with a concentration in the New York metropolitan area. In addition, we have a 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns five properties in the greater New York metropolitan area, as well as interests in other real estate and investments.
Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended December 31, 2023:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	25.8%	23.5%	16.0%
One-year	39.2%	2.0%	13.7%
Three-year	(12.7%)	(22.3%)	22.8%
Five-year	(40.3%)	(16.8%)	42.9%
Ten-year	(33.9%)	7.0%	108.0%
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
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, tenant concessions offered, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Item 1A for additional information regarding these factors.
Our business has been, and may continue to be, affected by increased interest rates, the effects of inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.

Overview - continued
Vornado Realty Trust
Year Ended December 31, 2023 Financial Results Summary
Net income attributable to common shareholders for the year ended December 31, 2023 was $43,378,000, or $0.23 per diluted share, compared to net loss attributable to common shareholders of $408,615,000, or $2.13 per diluted share, for the year ended December 31, 2022. The years ended December 31, 2023 and 2022 include certain items that impact net income (loss) attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders by $7,908,000, or $0.04 per diluted share, for the year ended December 31, 2023 and increased net loss attributable to common shareholders by $535,083,000, or $2.79 per diluted share, for the year ended December 31, 2022.
Funds from operations ("FFO") attributable to common shareholders plus assumed conversions for the year ended December 31, 2023 was $503,792,000, or $2.59 per diluted share, compared to $638,928,000, or $3.30 per diluted share, for the year ended December 31, 2022. The years ended December 31, 2023 and 2022 include certain items that impact FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO by $4,359,000, or $0.02 per diluted share, for the year ended December 31, 2023 and increased FFO by $30,036,000, or $0.15 per diluted share, for the year ended December 31, 2022.
The following table reconciles the difference between our net income (loss) attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
Certain expense (income) items that impact net income (loss) attributable to common shareholders:
Real estate impairment losses on wholly owned and partially owned assets	$73,289	$595,488
Net gain on contribution of Pier 94 leasehold interest to joint venture	(35,968)	—
After-tax net gain on sale of The Armory Show	(17,076)	—
Our share of Alexander's gain on sale of Rego Park III land parcel	(16,396)	—
Our share of income from real estate fund investments	(14,379)	(1,671)
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	(11,959)	(35,858)
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	11,722	13,665
Credit losses on investments	8,269	—
Other	10,342	3,749
	7,844	575,373
Noncontrolling interests' share of above adjustments and assumed conversion of dilutive potential common shares	64	(40,290)
Total of certain expense (income) items that impact net income (loss) attributable to common shareholders	$7,908	$535,083
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
Our share of income from real estate fund investments	$(14,379)	$(1,671)
After-tax net gain on sale of 220 CPS condominium units and ancillary amenities	(11,959)	(35,858)
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	11,722	13,665
Credit losses on investments	8,269	—
Other	11,043	(8,412)
	4,696	(32,276)
Noncontrolling interests' share of above adjustments	(337)	2,240
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$4,359	$(30,036)

Overview - continued
Same Store Net Operating Income ("NOI") At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

Year Ended December 31, 2023 compared to December 31, 2022:	Total	New York	THE MART(1)	555 California Street(2)
Same store NOI at share % increase (decrease)	0.4%	2.2%	(34.8)%	26.3%
Same store NOI at share - cash basis % increase (decrease)	0.6%	2.8%	(37.2)%	26.6%
________________________________________
(1)2022 includes prior period accrual adjustment related to changes in the tax-assessed value of THE MART.
(2) 2023 includes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Calculations of same store NOI at share, reconciliations of our net income (loss) to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dividends/Share Repurchase Program
On December 5, 2023, Vornado’s Board of Trustees declared a dividend of $0.30 per common share. Together with the $0.375 per share common dividend already paid in the first quarter of 2023, this resulted in an aggregate 2023 common dividend of $0.675 per common share. We anticipate that our common share dividend policy for 2024 will be to pay one common share dividend in the fourth quarter.
On April 26, 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a newly established share repurchase program.
During the year ended December 31, 2023, we repurchased 2,024,495 common shares for $29,143,000 at an average price per share of $14.40. As of December 31, 2023, $170,857,000 remained available and authorized for repurchases.
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

Overview - continued
Sunset Pier 94 Studios Joint Venture
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture (“Pier 94 JV”) to develop a 266,000 square foot purpose-built studio campus at Pier 94 in Manhattan (“Sunset Pier 94 Studios”). In connection therewith:
•We contributed our Pier 94 leasehold interest to the joint venture in exchange for a 49.9% common equity interest and an initial capital account of $47,944,000, comprised of (i) the $40,000,000 value of our Pier 94 leasehold interest contribution and (ii) a $7,994,000 credit for pre-development costs incurred. Hudson Pacific Properties (“HPP”) and Blackstone Inc. (together, “HPP/BX”) received an aggregate 50.1% common equity interest in Pier 94 JV and an initial capital account of $22,976,000 in exchange for (i) a $15,000,000 cash contribution upon the joint venture’s formation and (ii) a $7,976,000 credit for pre-development costs incurred. HPP/BX will fund 100% of cash contributions until such time that its capital account is equal to Vornado’s, after which equity will be funded in accordance with each partner’s respective ownership interest.
•The lease of Pier 94 with the City of New York was amended and restated to allow for the contribution to Pier 94 JV and to remove Pier 92 from the lease’s demised premises. The amended and restated lease expires in 2060 with five 10-year renewal options.
•Pier 94 JV closed on a $183,200,000 construction loan facility ($100,000 outstanding as of December 31, 2023) which bears interest at SOFR plus 4.75% and matures in September 2025, with one one-year as-of-right extension option and two one-year extension options subject to certain conditions. VRLP and the other partners provided a joint and several completion guarantee.
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
Upon contribution of the Pier 94 leasehold, we recognized a $35,968,000 net gain primarily due to the step-up of our retained investment in the leasehold interest to fair value. The net gain was included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income for the year ended December 31, 2023.
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
Manhattan Retail Properties Sale
On August 10, 2023, we completed the sale of four Manhattan retail properties located at 510 Fifth Avenue, 148–150 Spring Street, 443 Broadway and 692 Broadway for $100,000,000 and realized net proceeds of $95,450,000. In connection with the sale, we recognized an impairment loss of $625,000 which is included in “impairment losses, transaction related costs and other” on our consolidated statements of income.
220 Central Park South
During the year ended December 31, 2023, we closed on the sale of two condominium units at 220 CPS for net proceeds of $24,484,000 resulting in a financial statement net gain of $14,127,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,168,000 of income tax expense was recognized on our consolidated statements of income.

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

Overview - continued
Financings - continued
Interest Rate Swap and Cap Arrangements
We entered into the following interest rate swap and cap arrangements during the year ended December 31, 2023. See page 58, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Derivatives and Hedging, in this Annual Report on Form 10-K for further information on our hedging instruments.

(Amounts in thousands)	Notional Amount (at share)	All-In Swapped Rate	Expiration Date	Variable Rate Spread
Interest rate swaps:
555 California Street (effective 05/24)	$840,000	6.03%	05/26	S+205
PENN 11 (effective 03/24)(1)	250,000	6.34%	10/25	S+206
Unsecured term loan(2)	150,000	5.12%	07/25	S+129

		Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas (70.0% interest)(3)	$665,000	1.00%	11/25	S+162
One Park Avenue (effective 3/24)	525,000	3.89%	03/25	S+122
640 Fifth Avenue (52.0% interest)	259,925	4.00%	05/24	S+111
731 Lexington Avenue office condominium (32.4% interest)	162,000	6.00%	06/24	Prime + 0
150 West 34th Street	75,000	5.00%	02/26	S+215
512 West 22nd Street (55.0% interest)	71,088	4.50%	06/25	S+200
________________________
(1)The $500,000 mortgage loan is currently subject to a $500,000 interest rate swap with an all-in swapped rate of 2.22% and expires in March 2024. In January 2024, we entered into a forward swap arrangement for the remaining $250,000 balance of the $500,000 PENN 11 mortgage loan which is effective upon the March 2024 expiration of the current in-place swap. Together with the forward swap above, the loan will bear interest at an all-in swapped rate of 6.28% effective March 2024 through October 2025.
(2)In addition to the swap disclosed above, the unsecured term loan, which matures in December 2027, is subject to various interest rate swap arrangements that were entered into in prior periods.
(3)In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 is attributable to noncontrolling interests. See Note 9 - Debt in Part II, Item 8 of this Annual Report on Form 10-K for details.
Leasing Activity For the Year Ended December 31, 2023
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
•2,133,000 square feet of New York Office space (1,661,000 square feet at share) at an initial rent of $98.66 per square foot and a weighted average lease term of 10.0 years. The changes in the GAAP and cash mark-to-market rent on the 1,476,000 square feet of second generation space were positive 6.2% and negative 2.0%, respectively. Tenant improvements and leasing commissions were $7.44 per square foot per annum, or 7.5% of initial rent.
•299,000 square feet of New York Retail space (239,000 square feet at share) at an initial rent of $118.47 per square foot and a weighted average lease term of 6.5 years. The changes in the GAAP and cash mark-to-market rent on the 131,000 square feet of second generation space were positive 20.7% and positive 18.8%, respectively. Tenant improvements and leasing commissions were $21.90 per square foot per annum, or 18.5% of initial rent.
•337,000 square feet at THE MART (332,000 square feet at share) at an initial rent of $52.97 per square foot and a weighted average lease term of 7.2 years. The changes in the GAAP and cash mark-to-market rent on the 244,000 square feet of second generation space were negative 3.3% and negative 7.8%, respectively. Tenant improvements and leasing commissions were $11.44 per square foot per annum, or 21.6% of initial rent.
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

Overview - continued
Square footage (in service) and Occupancy as of December 31, 2023

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,699	16,001	90.7%
Retail (includes retail properties that are in the base of our office properties)	50	(1)	2,123	1,684	74.9%
Residential - 1,974 units(2)	5	(1)	1,479	745	96.8%	(2)
Alexander's	5		2,331	755	92.6%	(2)
			24,632	19,185	89.4%

Other:
THE MART	3		3,688	3,679	79.2%
555 California Street	3		1,819	1,274	94.5%
Other	11		2,537	1,202	91.9%
			8,044	6,155

Total square feet as of December 31, 2023			32,676	25,340
________________________________________
See notes below.
Square footage (in service) and Occupancy as of December 31, 2022

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,724	16,028	91.9%
Retail (includes retail properties that are in the base of our office properties)	56	(1)	2,289	1,851	74.4%
Residential - 1,976 units(2)	6	(1)	1,499	766	96.7%	(2)
Alexander's	6		2,241	726	96.4%	(2)
			24,753	19,371	90.4%

Other:
THE MART	4		3,635	3,626	81.6%
555 California Street	3		1,819	1,273	94.7%
Other	11		2,532	1,197	92.6%
			7,986	6,096

Total square feet as of December 31, 2022			32,739	25,467
________________________________________
(1)Reflects the Office, Retail and Residential space within our 65 and 71 total New York properties as of December 31, 2023 and 2022, respectively.
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
During the year ended December 31, 2023, we recognized an aggregate $95,465,000 of impairment losses directly attributable to decreases in the value of depreciable real estate held by certain wholly owned and partially owned entities, of which $22,176,000 was attributable to noncontrolling interests. See Note 5 - Investments in Partially Owned Entities and Note 15 - Fair Value Measurements to our consolidated financial statements in this Annual Report on Form 10-K for further details.
Impairment analyses are based on information available at the time the analyses are prepared. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future rental revenues, operating expenses, capital expenditures, discount rates and capitalization rates which could differ materially from actual results.
Collectability Assessments for Revenue Recognition
We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant, and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our consolidated statements of income.
Recent Accounting Pronouncements
See Note 2 – Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

NOI At Share by Segment for the Years Ended December 31, 2023 and 2022
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2023 and 2022.

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Total revenues	$1,811,163	$1,452,158	$359,005
Operating expenses	(905,158)	(733,478)	(171,680)
NOI - consolidated	906,005	718,680	187,325
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,553)	(15,547)	(33,006)
Add: NOI from partially owned entities	285,761	274,436	11,325
NOI at share	1,143,213	977,569	165,644
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(3,377)	(7,700)	4,323
NOI at share - cash basis	$1,139,836	$969,869	$169,967

(Amounts in thousands)	For the Year Ended December 31, 2022
	Total	New York	Other
Total revenues	$1,799,995	$1,449,442	$350,553
Operating expenses	(873,911)	(716,148)	(157,763)
NOI - consolidated	926,084	733,294	192,790
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(70,029)	(45,566)	(24,463)
Add: NOI from partially owned entities	305,993	293,780	12,213
NOI at share	1,162,048	981,508	180,540
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(10,980)	(18,509)	7,529
NOI at share - cash basis	$1,151,068	$962,999	$188,069

NOI At Share by Segment for the Years Ended December 31, 2023 and 2022 - continued
The elements of our New York and Other NOI at share for the years ended December 31, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
New York:
Office	$727,000	$718,686
Retail	188,561	205,753
Residential	21,910	19,600
Alexander's	40,098	37,469
Total New York	977,569	981,508

Other:
THE MART(1)	61,519	96,906
555 California Street(2)	82,965	65,692
Other investments	21,160	17,942
Total Other	165,644	180,540

NOI at share	$1,143,213	$1,162,048
________________________________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the years ended December 31, 2023 and 2022 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
New York:
Office	$726,914	$715,407
Retail	180,932	188,846
Residential	20,588	18,214
Alexander's	41,435	40,532
Total New York	969,869	962,999

Other:
THE MART(1)	62,579	101,912
555 California Street(2)	85,819	67,813
Other investments	21,569	18,344
Total Other	169,967	188,069

NOI at share - cash basis	$1,139,836	$1,151,068
________________________________________
(1)2022 includes prior period accrual adjustment related to changes in the tax-assessed value of THE MART.
(2)2023 includes our $14,103 share of the receipt of a tenant settlement, net of legal expenses.

NOI At Share by Segment for the Years Ended December 31, 2023 and 2022 - continued
Reconciliation of Net Income (Loss) to NOI At Share and NOI At Share - Cash Basis for the Years Ended December 31, 2023 and 2022
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the years ended December 31, 2023 and 2022.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
Net income (loss)	$32,888	$(382,612)
Depreciation and amortization expense	434,273	504,502
General and administrative expense	162,883	133,731
Impairment losses, transaction related costs and other	50,691	31,722
(Income) loss from partially owned entities	(38,689)	461,351
Income from real estate fund investments	(1,590)	(3,541)
Interest and other investment income, net	(41,697)	(19,869)
Interest and debt expense	349,223	279,765
Net gains on disposition of wholly owned and partially owned assets	(71,199)	(100,625)
Income tax expense	29,222	21,660
NOI from partially owned entities	285,761	305,993
NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,553)	(70,029)
NOI at share	1,143,213	1,162,048
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,377)	(10,980)
NOI at share - cash basis	$1,139,836	$1,151,068
NOI At Share by Region(1)

	For the Year Ended December 31,
	2023	2022
Region:
New York metropolitan area	88%	86%
Chicago, IL	6%	8%
San Francisco, CA(1)	6%	6%
	100%	100%
________________________________________
(1) 2023 excludes our $14,103,000 share of the receipt of tenant settlement, net of legal expenses.

Results of Operations – Year Ended December 31, 2023 Compared to December 31, 2022
Revenues
Our revenues were $1,811,163,000 for the year ended December 31, 2023 compared to $1,799,995,000 in the prior year, an increase of $11,168,000. Below are the details of the increase by segment:

(Amounts in thousands)
(Decrease) increase due to:	Total	New York	Other
Rental revenues:
Acquisitions, dispositions and other	$(42,082)	$(30,417)	$(11,665)
Development and redevelopment	3,855	3,855	—
Trade shows	(223)	—	(223)
Same store operations	38,251	16,198	22,053	(1)
	(199)	(10,364)	10,165

Fee and other income:
BMS cleaning fees	4,264	5,078	(814)
Management and leasing fees	2,001	1,974	27
Other income	5,102	6,028	(926)
	11,367	13,080	(1,713)

Total increase in revenues	$11,168	$2,716	$8,452
________________________________________
See notes below.
Expenses
Our expenses were $1,565,167,000 for the year ended December 31, 2023 compared to $1,534,249,000 in the prior year, an increase of $30,918,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
(Decrease) increase due to:	Total		New York		Other
Operating:
Acquisitions, dispositions and other	$(22,050)		$(12,709)		$(9,341)
Development and redevelopment	5,048		5,048		—
Non-reimbursable expenses	2,957		2,957		—
Trade shows	612		—		612
BMS expenses	4,831		5,645		(814)
Same store operations	39,849		16,389		23,460	(2)
	31,247		17,330		13,917

Depreciation and amortization:
Acquisitions, dispositions and other	(77,474)		(77,474)		—
Development and redevelopment	287		287		—
Same store operations	6,958		4,971		1,987
	(70,229)		(72,216)		1,987

General and administrative	29,152	(3)	4,014		25,138

Expense from deferred compensation plan liability	21,779		—		21,779

Impairment losses, transaction related costs and other	18,969		27,475	(4)	(8,506)

Total increase (decrease) in expenses	$30,918		$(23,397)		$54,315
________________________________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.
(2)2022 includes prior period accrual adjustments related to changes in the tax-assessed value of THE MART.
(3)Primarily due to non-cash expense related to the June 2023 equity compensation grant. See Note 12 - Stock-based Compensation in Part II, Item 8 of this Annual Report on Form 10-K for details.
(4)Primarily due to non-cash impairment losses ($45,007 in 2023 and $19,098 in 2022).

Results of Operations – Year Ended December 31, 2023 Compared to December 31, 2022 - continued
Income (Loss) from Partially Owned Entities
Below are the components of income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2023	For the Year Ended December 31,
		2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$35,209	$55,248
Return on preferred equity, net of our share of the expense		37,416	37,416
Non-cash impairment loss		—	(489,859)
		72,625	(397,195)
Partially owned office buildings(2)(3)	Various	(73,589)	(110,261)
Alexander's Inc.(4)	32.4%	37,075	22,973
Other equity method investments(3)(5)	Various	2,578	23,132
		$38,689	$(461,351)
________________________________________
(1)2023 includes (i) a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and is amortized over the remaining term of the restructured loan, reducing future interest expense and (ii) lower income from lease renewals at 697-703 Fifth Avenue and 666 Fifth Avenue, partially offset by a decrease in our share of depreciation and amortization expense compared to the prior year, primarily resulting from non-cash impairment losses recognized in prior periods.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)In 2023 and 2022, we recognized $50,458 and $93,353, respectively, of impairment losses.
(4)On May 19, 2023, Alexander’s completed the sale of the Rego Park III land parcel for $71,060. As a result of the sale, we recognized our $16,396 share of the net gain and received a $711 sales commission from Alexander’s, of which $250 was paid to a third-party broker.
(5)Includes interests in Independence Plaza, Rosslyn Plaza and others. 2022 includes $17,185 of net gains from dispositions of two investments.
Income from Real Estate Fund Investments
Below is a summary of income from the Vornado Capital Partners Real Estate Fund (“the Fund”) and the Crowne Plaza Times Square Hotel Joint Venture.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
Previously recorded unrealized loss on exited investments	$247,575	$59,396
Net realized loss on exited investments	(245,714)	(54,255)
Net investment (loss) income	(271)	6,130
Net unrealized loss on held investments	—	(7,730)
Income from real estate fund investments	1,590	3,541
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	12,789	(1,870)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$14,379	$1,671
Interest and Other Investment Income, net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
Interest on cash and cash equivalents and restricted cash	$44,786	$7,553
Credit losses on investments	(8,269)	—
Amortization of discount on investments in U.S. Treasury bills	3,829	7,075
Interest on loans receivable	1,351	5,006
Other, net	—	235
	$41,697	$19,869

Results of Operations – Year Ended December 31, 2023 Compared to December 31, 2022 - continued
Interest and Debt Expense
Interest and debt expense was $349,223,000 for the year ended December 31, 2023, compared to $279,765,000 in the prior year, an increase of $69,458,000. This was primarily due to (i) $98,348,000 of higher interest expense resulting from higher average interest rates on our debt, partially offset by (ii) $23,977,000 of higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $71,199,000 for the year ended December 31, 2023, primarily consists of (i) $35,968,000 upon contribution of our Pier 94 leasehold to Pier 94 JV primarily due to the step-up of our retained investment in the leasehold interest to fair value, (ii) $20,181,000 from the sale of The Armory Show, and (iii) $14,127,000 from the sale of two condominium units at 220 CPS. Net gains on disposition of wholly owned and partially owned assets of $100,625,000 for the year ended December 31, 2022, primarily consists of (i) $41,874,000 from the sale of three condominium units and ancillary amenities at 220 CPS, (ii) $31,876,000 from the sale of 40 Fulton Street, (iii) $15,213,000 from the sale of Center Building located at 33-00 Northern Boulevard in Long Island City, New York, (iv) $13,613,000 from the refund of New York City real property transfer tax paid in connection with the April 2019 Fifth Avenue and Times Square JV transaction, and (v) $2,919,000 from the sale of 484-486 Broadway.
Income Tax Expense
Income tax expense was $29,222,000 for the year ended December 31, 2023, compared to $21,660,000 in the prior year, an increase of $7,562,000. This was primarily due to higher income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $75,967,000 for the year ended December 31, 2023, compared to $5,737,000 in the prior year, an increase of $70,230,000. This resulted primarily from the allocation of the impairment loss recognized on 606 Broadway and an increase in losses allocated to the redeemable noncontrolling interest in the Farley joint venture and the noncontrolling interests of Vornado Capital Partners Real Estate Fund.
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, THE MART, 555 California Street and other investments for the year ended December 31, 2023 compared to December 31, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the year ended December 31, 2023	$1,143,213	$977,569	$61,519	$82,965	$21,160
Less NOI at share from:
Dispositions	(1,270)	(1,556)	286	—	—
Development properties	(26,748)	(26,748)	—	—	—
Other non-same store (income) expense, net	(20,399)	761	—	—	(21,160)
Same store NOI at share for the year ended December 31, 2023	$1,094,796	$950,026	$61,805	$82,965	$—

NOI at share for the year ended December 31, 2022	$1,162,048	$981,508	$96,906	$65,692	$17,942
Less NOI at share from:
Dispositions	(15,205)	(13,158)	(2,047)	—	—
Development properties	(24,088)	(24,088)	—	—	—
Other non-same store income, net	(32,838)	(14,896)	—	—	(17,942)
Same store NOI at share for the year ended December 31, 2022	$1,089,917	$929,366	$94,859	$65,692	$—

Increase (decrease) in same store NOI at share	$4,879	$20,660	$(33,054)	$17,273	$—

% increase (decrease) in same store NOI at share	0.4%	2.2%	(34.8)%	26.3%	—%

Results of Operations – Year Ended December 31, 2023 Compared to December 31, 2022 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the year ended December 31, 2023 compared to December 31, 2022.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the year ended December 31, 2023	$1,139,836	$969,869	$62,579	$85,819	$21,569
Less NOI at share - cash basis from:
Dispositions	(1,793)	(2,016)	223	—	—
Development properties	(23,661)	(23,661)	—	—	—
Other non-same store income, net	(29,547)	(7,978)	—	—	(21,569)
Same store NOI at share - cash basis for the year ended December 31, 2023	$1,084,835	$936,214	$62,802	$85,819	$—

NOI at share - cash basis for the year ended December 31, 2022	$1,151,068	$962,999	$101,912	$67,813	$18,344
Less NOI at share - cash basis from:
Dispositions	(15,122)	(13,256)	(1,866)	—	—
Development properties	(23,567)	(23,567)	—	—	—
Other non-same store income, net	(33,665)	(15,321)	—	—	(18,344)
Same store NOI at share - cash basis for the year ended December 31, 2022	$1,078,714	$910,855	$100,046	$67,813	$—

Increase (decrease) in same store NOI at share - cash basis	$6,121	$25,359	$(37,244)	$18,006	$—

% increase (decrease) in same store NOI at share - cash basis	0.6%	2.8%	(37.2)%	26.6%	—%
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
As of December 31, 2023, we have $3.2 billion of liquidity comprised of $1.3 billion of cash and cash equivalents and restricted cash and $1.9 billion available on our $2.5 billion revolving credit facilities. The ongoing challenges posed by increased interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
On April 26, 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a newly established share repurchase program. As of December 31, 2023, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,261,584,000 as of December 31, 2023, a $240,427,000 increase from the balance as of December 31, 2022.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Year Ended December 31,		(Decrease) Increase in Cash Flow
	2023	2022
Net cash provided by operating activities	$648,152	$798,944	$(150,792)
Net cash used in investing activities	(128,788)	(906,864)	778,076
Net cash used in financing activities	(278,937)	(801,274)	522,337
	$240,427	$(909,194)	$1,149,621
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the year ended December 31, 2023, net cash provided by operating activities of $648,152,000 was comprised of $673,731,000 of cash from operations, including distributions of income from partially owned entities of $172,873,000 and return of capital from real estate fund investments of $1,861,000, and a net decrease of $25,579,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash used in investing activities:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2023	2022
Development costs and construction in progress	$(552,701)	$(737,999)	$185,298
Proceeds from maturities of U.S. Treasury bills	468,598	597,499	(128,901)
Additions to real estate	(211,899)	(159,796)	(52,103)
Proceeds from sales of real estate	123,519	373,264	(249,745)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—	105,000
Investments in partially owned entities	(57,297)	(33,172)	(24,125)
Acquisitions of real estate and other	(33,145)	(3,000)	(30,145)
Proceeds from sale of condominium units at 220 Central Park South	24,484	88,019	(63,535)
Distributions of capital from partially owned entities	18,869	34,417	(15,548)
Deconsolidation of cash and restricted cash held by a previously consolidated entity	(14,216)	—	(14,216)
Purchase of U.S. Treasury bills	—	(1,066,096)	1,066,096
Net cash used in investing activities	$(128,788)	$(906,864)	$778,076
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2023	2022
Repayments of borrowings	$(148,000)	$(1,251,373)	$1,103,373
Contributions from noncontrolling interests in consolidated subsidiaries	132,701	5,609	127,092
Dividends paid on common shares/Distributions to Vornado	(129,066)	(406,562)	277,496
Dividends paid on preferred shares/Distributions to preferred unitholders	(62,116)	(62,116)	—
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(38,970)	(84,699)	45,729
Repurchase of common shares/Class A units owned by Vornado	(29,183)	—	(29,183)
Deferred financing costs	(4,424)	(32,706)	28,282
Proceeds received from exercise of Vornado stock options and other	146	885	(739)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(25)	(85)	60
Proceeds from borrowings	—	1,029,773	(1,029,773)
Net cash used in financing activities	$(278,937)	$(801,274)	$522,337

Liquidity and Capital Resources - continued
Dividends
We anticipate that our common share dividend policy for 2024 will be to pay one common share dividend in the fourth quarter. If Vornado’s Board of Trustees were to declare a dividend consistent with our aggregate 2023 common dividend of $0.675, the Operating Partnership would be required to distribute (i) approximately $129,000,000 of cash to Vornado for distribution to its common shareholders and (ii) $11,475,000 of cash to third party Class A unitholders. Additionally, during 2024, Vornado expects to pay approximately $62,000,000 of cash dividends on outstanding preferred shares.
Debt
We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.” We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt. Our unsecured revolving credit facilities and unsecured term loan contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities and unsecured term loan also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal. As of December 31, 2023, we are in compliance with all of the financial covenants required by our senior unsecured notes, our unsecured revolving credit facilities and our unsecured term loan.
A summary of our consolidated debt as of December 31, 2023 is presented below.

(Amounts in thousands)	As of December 31, 2023
Consolidated debt:	Balance	Weighted Average Interest Rate(1)
Fixed rate(2)	$6,993,200	3.50%
Variable rate(3)	1,311,415	6.26%
Total	8,304,615	3.94%
Deferred financing costs, net and other	(53,163)
Total, net	$8,251,452
_______________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)Includes variable rate debt with interest rates fixed by interest rate swap arrangements and the $950,000 1290 Avenue of the Americas mortgage loan which is subject to a 1.00% SOFR interest rate cap arrangement.
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of December 31, 2023, $1,034,119 of our variable rate debt is subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average strike rate of 4.50% and a weighted average remaining term of 10 months.
During 2024 and 2025, $169,815,000 and $1,329,800,000, respectively, of our outstanding consolidated debt matures, assuming the exercise of as-of-right extension options. We may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facilities. We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Details of 2023 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The contractual principal and interest repayments schedule of our consolidated debt as of December 31, 2023 is as follows:

(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$6,694,477	$432,580	$1,864,750	$4,021,303	$375,844
Senior unsecured notes due 2025	466,406	15,750	450,656	—	—
Senior unsecured notes due 2026	420,831	8,600	412,231	—	—
Senior unsecured notes due 2031	438,324	11,900	23,800	23,800	378,824
Unsecured term loan	942,964	39,400	71,244	832,320	—
Revolving credit facilities	663,887	22,601	45,141	596,145	—
Total contractual principal(1) and interest(2) repayments	$9,626,889	$530,831	$2,867,822	$5,473,568	$754,668
________________________________________
(1)Based on the contractual maturity of our loans, including as-of-right extension options, as of December 31, 2023.
(2)Estimated interest for variable rate debt based on the Term SOFR curve available as of December 31, 2023.

Liquidity and Capital Resources - continued
Capital Expenditures
Capital expenditures consist of expenditures to maintain and improve assets, tenant improvement allowances and leasing commissions. During 2024, we expect to incur $250,000,000 of capital expenditures for our consolidated properties. We plan to fund these capital expenditures from operating cash flow, existing liquidity, and/or borrowings. Our partially owned non-consolidated subsidiaries typically fund their capital expenditures without any additional equity contribution from us.
Development and Redevelopment Projects and Opportunities
Development and redevelopment expenditures consist of all hard and soft costs associated with the development and redevelopment of a property. We plan to fund these development and redevelopment expenditures from operating cash flow, existing liquidity, and/or borrowings. See detailed discussion below for our current development and redevelopment projects.
PENN District
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $638,959,000 has been expended as of December 31, 2023.
Hotel Pennsylvania Site
Demolition of the existing building was completed in the third quarter of 2023.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $47,424,000 has been expended as of December 31, 2023.
Sunset Pier 94 Studios
On August 28, 2023, we, together with HPP/BX, formed a joint venture to develop Sunset Pier 94 Studios, a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing and $166,800,000 of equity contributions. Our share of equity contributions will be funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. HPP/BX will fund 100% of cash contributions until such time that its capital account is equal to Vornado’s, after which equity will be funded in accordance with each partner’s respective ownership interest. We have funded $7,994,000 of cash contributions as of December 31, 2023. For further information about this transaction, see page 38, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview, in this Annual Report on Form 10-K.
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street. In connection therewith, we entered into a joint venture with Rudin (the “Vornado/Rudin JV”) that purchased 39 East 51st Street for $40,000,000, funded on a 50/50 basis by Vornado and Rudin. 39 East 51st Street will be combined with 350 Park Avenue and 40 East 52nd Street to create a premier development site (the “Site”). From October 2024 to June 2030, KG will have the option to either (i) acquire a 60% interest in a joint venture with the Vornado/Rudin JV (with Vornado having an effective 36% interest in the entity) to build a new 1,700,000 square foot office tower, valuing the Site at $1.2 billion or (ii) purchase the Site for $1.4 billion ($1.085 billion to Vornado). From October 2024 to September 2030, the Vornado/Rudin JV will have the option to put the Site to KG for $1.2 billion ($900,000,000 to Vornado). For further information about this transaction and the options available to each of the parties, see page 37, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview, in this Annual Report on Form 10-K.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Other Obligations
We have contractual cash obligations for certain properties that are subject to long-term ground and building leases. During 2024, $71,015,000 of lease payments are due, including fair market rent resets accounted for as variable rent and accruals for ground rent resets yet to be determined (see below). For 2025 and thereafter, we have $2,419,492,000 of future lease payments. We believe that our operating cash flow will be adequate to fund these lease payments.
Our future lease payments disclosed above include payments for our PENN 1 ground lease based on an amount estimated in January 2022, when we exercised the second of three 25-year renewal options. The first renewal period commenced June 2023 and, together with the second option exercise, extends the lease term through June 2073. The ground lease is subject to fair market value resets at each 25-year renewal period. The rent reset process for the June 2023 renewal period is currently ongoing and the timing is uncertain. The final fair market value determination may be materially higher or lower than our January 2022 estimate.
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000, increased from $250,000,000 effective June 20, 2023, includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,112,753 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court's decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. In April 2023, we entered into a settlement with affiliates of the successor to Regus PLC, pursuant to which we agreed to discontinue all legal proceedings against the Regus PLC successor and its affiliates in exchange for a payment to us of $21,350,000, which is included in “rental revenues” on our consolidated statements of income for the year ended December 31, 2023, of which $6,405,000 is attributable to noncontrolling interest.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of December 31, 2023, the aggregate dollar amount of these guarantees is approximately $1,230,000,000, primarily comprised of payment guarantees for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street, and 435 Seventh Avenue and the completion guarantee provided to the lender of Pier 94 JV. Other than these loans, our mortgage loans are non-recourse to us.
As of December 31, 2023, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic Tax Credit Investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2023, the Tax Credit Investor has made $205,068,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of December 31, 2023, we have construction commitments aggregating approximately $91,372,000.

Funds From Operations
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. The Company also uses FFO attributable to common shareholders plus assumed conversions, as adjusted for certain items that impact the comparability of period-to-period FFO, as one of several criteria to determine performance-based compensation for senior management. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 13 – Income (Loss) Per Share/Income (Loss) Per Class A Unit, in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Details of certain items that impact FFO are discussed in the financial results summary of our “Overview.”
Below is a reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the years ended December 31, 2023 and 2022.

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2023		2022
Reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$43,378		$(408,615)
Per diluted share	$0.23		$(2.13)

FFO adjustments:
Depreciation and amortization of real property	$385,608		$456,920
Real estate impairment losses	22,831	(1)	19,098
Net gains on sale of real estate	(53,305)		(58,751)
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	108,088		130,647
Net gain on sale of real estate	(16,545)		(169)
Real estate impairment losses	50,458	(2)	576,390
	497,135		1,124,135
Noncontrolling interests' share of above adjustments	(38,363)		(77,912)
FFO adjustments, net	$458,772		$1,046,223

FFO attributable to common shareholders	$502,150		$637,608
Convertible preferred share dividends	1,642		1,320
FFO attributable to common shareholders plus assumed conversions	$503,792		$638,928
Per diluted share	$2.59		$3.30

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,005		191,775
Effect of dilutive securities:
Convertible securities	2,468		1,545
Share-based payment awards	851		250
Denominator for FFO per diluted share	194,324		193,570
_______________________________________
(1)Net of $22,176 attributable to noncontrolling interests.
(2)Includes a $21,114 impairment loss on advances made for our interest in a joint venture, resulting from a decline in the value of the underlying building.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and unit amounts)	2023
	December 31, Balance	Weighted Average Interest Rate(1)	Effect of 1% Change In Base Rates
Consolidated debt:
Fixed rate(2)	$6,993,200	3.50%	$—
Variable rate(3)	1,311,415	6.26%	13,114
	$8,304,615	3.94%	13,114
Pro rata share of debt of non-consolidated entities:
Fixed rate(2)	$1,201,092	3.87%	—
Variable rate(4)	1,453,609	6.62%	14,536
	$2,654,701	5.38%	14,536
Noncontrolling interests’ share of consolidated subsidiaries			(3,971)
Total change in annual net income attributable to the Operating Partnership			23,679
Noncontrolling interests’ share of the Operating Partnership			(1,939)
Total change in annual net income attributable to Vornado			$21,740
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.11
Total change in annual net income attributable to Vornado per diluted common share			$0.11
_______________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)Includes variable rate debt with interest rates fixed by interest rate swap arrangements and the $950,000 1290 Avenue of the Americas mortgage loan which is subject to a 1.00% SOFR interest rate cap arrangement.
(3)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,034,119, of which $397,059 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average strike rate of 4.50% and a weighted average remaining term of 10 months.
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $667,946 at our pro rata share. The interest rate cap arrangements have a weighted average strike rate of 4.59% and a weighted average remaining term of 5 months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2023, the estimated fair value of our consolidated debt was $8,013,000,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2023.

(Amounts in thousands)
	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate	Expiration Date
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	2.29%	05/24
Effective beginning 5/24			840,000	(1)	6.03%	05/26
770 Broadway mortgage loan	700,000	S+225	700,000		4.98%	07/27
PENN 11 mortgage loan	500,000	S+206	500,000		2.22%	03/24
Effective beginning 3/24(2)			250,000		6.34%	10/25
Unsecured revolving credit facility	575,000	S+114	575,000		3.87%	08/27
Unsecured term loan	800,000	S+129
Through 07/25			700,000		4.52%	07/25
07/25 through 10/26			550,000		4.35%	10/26
10/26 through 08/27			50,000		4.03%	08/27
100 West 33rd Street mortgage loan	480,000	S+165	480,000		5.06%	06/27
888 Seventh Avenue mortgage loan	259,800	S+180	200,000		4.76%	09/27
4 Union Square South mortgage loan	120,000	S+150	98,200		3.74%	01/25

					Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas mortgage loan(3)	950,000	S+162	950,000		1.00%	11/25
One Park Avenue mortgage loan	525,000	S+122	525,000		3.89%	03/25
Various mortgage loans	510,000	Various	510,000		Various	Various
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)In January 2024, we entered into a forward swap arrangement for the remaining $250,000 balance of the $500,000 PENN 11 mortgage loan which is effective upon the March 2024 expiration of the current in-place swap. Together with the forward swap above, the loan will bear interest at an all-in swapped rate of 6.28% effective March 2024 through October 2025.
(3)In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 was attributable to noncontrolling interests. See Note 9 - Debt in Part II, Item 8 of this Annual Report on Form 10-K for details.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of December 31, 2023.

(Amounts in thousands and at share)
	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate	Expiration Date
Interest rate swaps:
731 Lexington Avenue retail condominium (32.4% interest)	$97,200	S+151	$97,200	1.76%	05/25
50-70 West 93rd Street (49.9% interest)	41,667	S+164	41,168	3.14%	06/24

				Index Strike Rate
Interest rate caps:
640 Fifth Avenue (52.0% interest)	259,925	S+111	259,925	4.00%	05/24
731 Lexington Avenue office condominium (32.4% interest)	162,000	Prime+0	162,000	6.00%	06/24
61 Ninth Avenue (45.1% interest)(1)	75,543	S+146	75,543	4.39%	02/24
512 West 22nd Street (55.0% interest)	70,729	S+200	70,729	4.50%	06/25
Rego Park II (32.4% interest)	65,624	S+145	65,624	4.15%	11/24
Fashion Centre/Washington Tower (7.5% interest)	34,125	S+305	34,125	3.89%	05/24
____________________
(1)In February 2024, we entered into a 4.39% interest rate cap arrangement expiring January 2026 and effective upon expiration of the currently in-place cap.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Vornado Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Real Estate Impairment – Refer to Notes 2, 5, 15, and 16 to the financial statements
Critical Audit Matter Description
The Company’s consolidated and unconsolidated real estate properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For consolidated properties, an impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. For unconsolidated partially owned entities, an impairment loss is recorded when there is a decline in the estimated fair value of an investment below its carrying value, and the Company concludes that the decline is other-than-temporary during its intended holding period. Fair value is determined based on estimated cash flow projections that utilize discount and capitalization rates and available market information.
Preparing the Company’s estimated cash flow projections requires management to make significant estimates and assumptions related to future market rental rates, capitalization rates, and discount rates.
We identified the impairment of certain real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates, capitalization rates and discount rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to impairment included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of recoverability of its real estate properties, including those over future market rental rates and capitalization rates used in the assessment.
•We tested the effectiveness of controls over management’s evaluation of impairment of its real estate properties and investments in partially owned entities and measurement of that impairment based on discounted cash flows, including those over the future market rental rates, capitalization rates, and discount rates used in the assessment
•We evaluated the reasonableness of future market rental rates, capitalization rates, and discount rates used by management with independent market data, focusing on geographical location and property type. In addition, we developed ranges of independent estimates of future market rental rates, capitalization rates, and discount rates and compared those to the amounts used by management.
•We involved our fair value specialists in providing comparable market transaction details to further evaluate management’s selected future market rental rates, capitalization rates, and discount rates, as applicable.
•We evaluated the reasonableness of management’s projected future cash flow analyses by comparing management’s projections to the Company’s historical results.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 12, 2024
We have served as the Company’s auditor since 1976.

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit, share and per share amounts)	As of December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$2,436,221	$2,451,828
Buildings and improvements	9,952,954	9,804,204
Development costs and construction in progress	1,281,076	933,334
Leasehold improvements and equipment	130,953	125,389
Total	13,801,204	13,314,755
Less accumulated depreciation and amortization	(3,752,827)	(3,470,991)
Real estate, net	10,048,377	9,843,764
Right-of-use assets	680,044	684,380
Cash and cash equivalents	997,002	889,689
Restricted cash	264,582	131,468
Investments in U.S. Treasury bills	—	471,962
Tenant and other receivables	69,543	81,170
Investments in partially owned entities	2,610,558	2,665,073
220 Central Park South condominium units ready for sale	35,941	43,599
Receivable arising from the straight-lining of rents	701,666	694,972
Deferred leasing costs, net of accumulated amortization of $249,347 and $237,395	355,010	373,555
Identified intangible assets, net of accumulated amortization of $98,589 and $98,139	127,082	139,638
Other assets	297,860	474,105
	$16,187,665	$16,493,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,688,020	$5,829,018
Senior unsecured notes, net	1,193,873	1,191,832
Unsecured term loan, net	794,559	793,193
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	732,859	735,969
Accounts payable and accrued expenses	411,044	450,881
Deferred revenue	32,199	39,882
Deferred compensation plan	105,245	96,322
Other liabilities	311,132	268,166
Total liabilities	9,843,931	9,980,263
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,000,030 and 14,416,891 units outstanding	480,251	345,157
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	483,786	348,692
Redeemable noncontrolling interest in a consolidated subsidiary	154,662	88,040
Total redeemable noncontrolling interests	638,448	436,732
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,390,703 and 191,866,880 shares	7,594	7,654
Additional capital	8,263,291	8,369,228
Earnings less than distributions	(4,009,395)	(3,894,580)
Accumulated other comprehensive income	65,115	174,967
Total shareholders' equity	5,509,064	5,839,728
Noncontrolling interests in consolidated subsidiaries	196,222	236,652
Total equity	5,705,286	6,076,380
	$16,187,665	$16,493,375
See notes to the consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2023	2022	2021
REVENUES:
Rental revenues	$1,607,486	$1,607,685	$1,424,531
Fee and other income	203,677	192,310	164,679
Total revenues	1,811,163	1,799,995	1,589,210
EXPENSES:
Operating	(905,158)	(873,911)	(797,315)
Depreciation and amortization	(434,273)	(504,502)	(412,347)
General and administrative	(162,883)	(133,731)	(134,545)
(Expense) benefit from deferred compensation plan liability	(12,162)	9,617	(9,847)
Impairment losses, transaction related costs and other	(50,691)	(31,722)	(13,815)
Total expenses	(1,565,167)	(1,534,249)	(1,367,869)

Income (loss) from partially owned entities	38,689	(461,351)	130,517
Income from real estate fund investments	1,590	3,541	11,066
Interest and other investment income, net	41,697	19,869	4,612
Income (loss) from deferred compensation plan assets	12,162	(9,617)	9,847
Interest and debt expense	(349,223)	(279,765)	(231,096)
Net gains on disposition of wholly owned and partially owned assets	71,199	100,625	50,770
Income (loss) before income taxes	62,110	(360,952)	197,057
Income tax (expense) benefit	(29,222)	(21,660)	10,496
Net income (loss)	32,888	(382,612)	207,553
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	75,967	5,737	(24,014)
Operating Partnership	(3,361)	30,376	(7,540)
Net income (loss) attributable to Vornado	105,494	(346,499)	175,999
Preferred share dividends	(62,116)	(62,116)	(65,880)
Series K preferred share issuance costs	—	—	(9,033)
NET INCOME (LOSS) attributable to common shareholders	$43,378	$(408,615)	$101,086

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.23	$(2.13)	$0.53
Weighted average shares outstanding	191,005	191,775	191,551

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.23	$(2.13)	$0.53
Weighted average shares outstanding	191,856	191,775	192,122
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$32,888	$(382,612)	$207,553
Other comprehensive (loss) income:
Change in fair value of interest rate swaps and other	(112,051)	190,493	51,338
Other comprehensive (loss) income of nonconsolidated subsidiaries	(8,286)	18,874	10,275
Comprehensive (loss) income	(87,449)	(173,245)	269,166
Less comprehensive loss (income) attributable to noncontrolling interests	85,665	19,247	(35,602)
Comprehensive (loss) income attributable to Vornado	$(1,784)	$(153,998)	$233,564
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	105,494	—	—	105,494
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(36,582)	(36,582)
Dividends on common shares ($0.675 per share)	—	—	—	—	—	(129,066)	—	—	(129,066)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(62,116)	—	—	(62,116)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	539	21	8,468	—	—	—	8,489
Under dividend reinvestment plan	—	—	11	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	24,033	24,033
Distributions	—	—	—	—	—	—	—	(21,526)	(21,526)
Deferred compensation shares and options	—	—	(2)	—	321	(25)	—	—	296
Repurchase of common shares	—	—	(2,024)	(81)	—	(29,102)	—	—	(29,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(8,286)	—	(8,286)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(112,051)	—	(112,051)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	—	(135,540)	—	(2,574)	—	(138,114)
Noncontrolling interests' share of other comprehensive loss	—	—	—	—	—	—	13,059	(3,719)	9,340
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(2,636)	(2,636)
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amounts)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net loss attributable to Vornado	—	—	—	—	—	(346,499)	—	—	(346,499)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	3,931	3,931
Dividends on common shares ($2.12 per share)	—	—	—	—	—	(406,562)	—	—	(406,562)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(62,116)	—	—	(62,116)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	117	5	3,519	—	—	—	3,524
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	28	1	877	—	—	—	878
Contributions	—	—	—	—	—	—	—	5,609	5,609
Distributions	—	—	—	—	—	—	—	(54,388)	(54,388)
Deferred compensation shares and options	—	—	(2)	—	588	(85)	—	—	503
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	18,874	—	18,874
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	190,494	—	190,494
Redeemable Class A unit measurement adjustment	—	—	—	—	221,145	—	—	—	221,145
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(16,866)	2,616	(14,250)
Other	—	—	—	—	(1)	2	(1)	(8)	(8)
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	175,999	—	—	175,999
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	20,826	20,826
Dividends on common shares ($2.12 per share)	—	—	—	—	—	(406,109)	—	—	(406,109)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(65,880)	—	—	(65,880)
Series O cumulative redeemable preferred shares issuance	12,000	291,153	—	—	—	—	—	—	291,153
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	350	14	14,562	—	—	—	14,576
Under employees' share option plan	—	—	1	—	22	—	—	—	22
Under dividend reinvestment plan	—	—	21	1	876	—	—	—	877
Contributions	—	—	—	—	—	—	—	4,052	4,052
Distributions	—	—	—	—	—	—	—	(160,975)	(160,975)
Conversion of Series A preferred shares to common shares	—	(13)	1	—	13	—	—	—	—
Deferred compensation shares and options	—	—	(4)	—	906	(114)	—	—	792
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	10,275	—	10,275
Change in fair value of interest rate swaps	—	—	—	—	—	—	51,337	—	51,337
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(76,073)	—	—	—	(76,073)
Series K cumulative redeemable preferred shares called for redemption	(12,000)	(290,967)	—	—	—	(9,033)	—	—	(300,000)
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	—	(4,048)	—	(4,048)
Other	—	(53)	—	—	(3)	(1)	1	32	(24)
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$32,888	$(382,612)	$207,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	457,574	526,306	432,594
Distributions of income from partially owned entities	172,873	184,501	214,521
Net gains on disposition of wholly owned and partially owned assets	(71,199)	(100,625)	(50,770)
Real estate impairment losses	45,007	19,098	7,880
Stock-based compensation expense	43,201	29,249	38,329
Equity in net (income) loss of partially owned entities	(38,689)	461,351	(130,517)
Change in deferred tax liability	17,020	14,005	11,243
Amortization of interest rate cap premiums	10,989	430	11
Straight-lining of rents	(8,808)	(46,177)	8,644
Credit losses on investments	8,269	—	—
Amortization of below-market leases, net	(5,268)	(5,178)	(9,249)
Net realized and unrealized (gain) loss on real estate fund investments	(1,861)	2,589	(4,621)
Return of capital from real estate fund investments	1,861	5,141	5,104
Write-off of lease receivables deemed uncollectible	1,008	872	7,695
Defeasance cost in connection with refinancing of mortgage payable	—	—	23,729
Other non-cash adjustments	8,866	2,660	(3,886)
Changes in operating assets and liabilities:
Real estate fund investments	—	—	(4,474)
Tenant and other receivables	9,379	(4,437)	(187)
Prepaid assets	(12,854)	104,186	30,466
Other assets	(79,110)	(34,615)	(54,716)
Lease liabilities	17,582	15,658	(4,091)
Accounts payable and accrued expenses	10,723	5,718	35,856
Other liabilities	28,701	824	692
Net cash provided by operating activities	648,152	798,944	761,806

Cash Flows from Investing Activities:
Development costs and construction in progress	(552,701)	(737,999)	(585,940)
Proceeds from maturities of U.S. Treasury bills	468,598	597,499	—
Additions to real estate	(211,899)	(159,796)	(149,461)
Proceeds from sales of real estate	123,519	373,264	100,024
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—	—
Investments in partially owned entities	(57,297)	(33,172)	(14,997)
Acquisitions of real estate and other	(33,145)	(3,000)	(3,000)
Proceeds from sale of condominium units at 220 Central Park South	24,484	88,019	137,404
Distributions of capital from partially owned entities	18,869	34,417	106,005
Deconsolidation of cash and restricted cash held by a previously consolidated entity	(14,216)	—	—
Purchase of U.S. Treasury bills	—	(1,066,096)	—
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	—	—	(123,936)
Proceeds from repayments of loans receivable	—	—	1,554
Net cash used in investing activities	(128,788)	(906,864)	(532,347)
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities:
Repayments of borrowings	$(148,000)	$(1,251,373)	$(1,584,243)
Contributions from noncontrolling interests	132,701	5,609	4,052
Dividends paid on common shares	(129,066)	(406,562)	(406,109)
Dividends paid on preferred shares	(62,116)	(62,116)	(65,880)
Distributions to noncontrolling interests	(38,970)	(84,699)	(190,876)
Repurchase of common shares	(29,183)	—	—
Deferred financing costs	(4,424)	(32,706)	(51,184)
Proceeds received from exercise of employee share options and other	146	885	899
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(25)	(85)	(1,567)
Proceeds from borrowings	—	1,029,773	3,248,007
Purchase of marketable securities in connection with defeasance of mortgage payable	—	—	(973,729)
Redemption of preferred shares	—	—	(300,000)
Proceeds from the issuance of preferred shares	—	—	291,153
Net cash used in financing activities	(278,937)	(801,274)	(29,477)
Net increase (decrease) in cash and cash equivalents and restricted cash	240,427	(909,194)	199,982
Cash and cash equivalents and restricted cash at beginning of period	1,021,157	1,930,351	1,730,369
Cash and cash equivalents and restricted cash at end of period	$1,261,584	$1,021,157	$1,930,351

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$889,689	$1,760,225	$1,624,482
Restricted cash at beginning of period	131,468	170,126	105,887
Cash and cash equivalents and restricted cash at beginning of period	$1,021,157	$1,930,351	$1,730,369

Cash and cash equivalents at end of period	$997,002	$889,689	$1,760,225
Restricted cash at end of period	264,582	131,468	170,126
Cash and cash equivalents and restricted cash at end of period	$1,261,584	$1,021,157	$1,930,351
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$381,410	$252,371	$188,587
Cash payments for income taxes	$10,365	$7,947	$9,155

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$(138,114)	$221,145	$(76,073)
Change in fair value of consolidated interest rate hedges and other	(112,051)	190,494	51,337
Write-off of fully depreciated assets	(82,343)	(278,561)	(123,537)
Accrued capital expenditures included in accounts payable and accrued expenses	52,091	104,750	291,690
Initial investment in Pier 94 joint venture upon contribution of leasehold interest	50,090	—	—
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:
Real estate	21,693	—	—
Right-of-use assets	7,081	—	—
Lease liabilities	(20,692)	—	—
Additional estimated lease liability arising from the recognition of right-of-use asset	—	350,000	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	—	32,604	16,014
Reclassification of assets held for sale (included in "other assets")	—	—	80,005
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	—	—	566,013
Identified intangible assets	—	—	139,545
Mortgages payable	—	—	525,000
Deferred revenue	—	—	18,884
Marketable securities transferred in connection with the defeasance of mortgage payable	—	—	(973,729)
Defeasance of mortgage payable	—	—	950,000
See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Vornado Realty L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. and subsidiaries (the "Partnership") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
Real Estate Impairment – Refer to Notes 2, 5, 15, and 16 to the financial statements
Critical Audit Matter Description
The Partnership’s consolidated and unconsolidated real estate properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For consolidated properties, an impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. For unconsolidated partially owned entities, an impairment loss is recorded when there is a decline in the estimated fair value of an investment below its carrying value, and the Partnership concludes that the decline is other-than-temporary during its intended holding period. Fair value is determined based on estimated cash flow projections that utilize discount and capitalization rates and available market information.
Preparing the Partnership’s estimated cash flow projections requires management to make significant estimates and assumptions related to future market rental rates, capitalization rates, and discount rates.
We identified the impairment of certain real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates, capitalization rates and discount rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to impairment included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of recoverability of its real estate properties, including those over future market rental rates and capitalization rates used in the assessment.
•We tested the effectiveness of controls over management’s evaluation of impairment of its real estate properties and investments in partially owned entities and measurement of that impairment based on discounted cash flows, including those over the future market rental rates, capitalization rates, and discount rates used in the assessment.
•We evaluated the reasonableness of future market rental rates, capitalization rates, and discount rates used by management with independent market data, focusing on geographical location and property type. In addition, we developed ranges of independent estimates of future market rental rates, capitalization rates, and discount rates and compared those to the amounts used by management.
•We involved our fair value specialists in providing comparable market transaction details to further evaluate management’s selected future market rental rates, capitalization rates, and discount rates, as applicable.
•We evaluated the reasonableness of management’s projected future cash flow analyses by comparing management’s projections to the Partnership’s historical results.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 12, 2024
We have served as the Partnership’s auditor since 1997.

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	As of December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$2,436,221	$2,451,828
Buildings and improvements	9,952,954	9,804,204
Development costs and construction in progress	1,281,076	933,334
Leasehold improvements and equipment	130,953	125,389
Total	13,801,204	13,314,755
Less accumulated depreciation and amortization	(3,752,827)	(3,470,991)
Real estate, net	10,048,377	9,843,764
Right-of-use assets	680,044	684,380
Cash and cash equivalents	997,002	889,689
Restricted cash	264,582	131,468
Investments in U.S. Treasury bills	—	471,962
Tenant and other receivables	69,543	81,170
Investments in partially owned entities	2,610,558	2,665,073
220 Central Park South condominium units ready for sale	35,941	43,599
Receivable arising from the straight-lining of rents	701,666	694,972
Deferred leasing costs, net of accumulated amortization of $249,347 and $237,395	355,010	373,555
Identified intangible assets, net of accumulated amortization of $98,589 and $98,139	127,082	139,638
Other assets	297,860	474,105
	$16,187,665	$16,493,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,688,020	$5,829,018
Senior unsecured notes, net	1,193,873	1,191,832
Unsecured term loan, net	794,559	793,193
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	732,859	735,969
Accounts payable and accrued expenses	411,044	450,881
Deferred revenue	32,199	39,882
Deferred compensation plan	105,245	96,322
Other liabilities	311,132	268,166
Total liabilities	9,843,931	9,980,263
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,000,030 and 14,416,891 units outstanding	480,251	345,157
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	483,786	348,692
Redeemable noncontrolling interest in a consolidated subsidiary	154,662	88,040
Total redeemable noncontrolling interests	638,448	436,732
Partners' equity:
Partners' capital	9,453,344	9,559,341
Earnings less than distributions	(4,009,395)	(3,894,580)
Accumulated other comprehensive income	65,115	174,967
Total partners' equity	5,509,064	5,839,728
Noncontrolling interests in consolidated subsidiaries	196,222	236,652
Total equity	5,705,286	6,076,380
	$16,187,665	$16,493,375
See notes to the consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2023	2022	2021
REVENUES:
Rental revenues	$1,607,486	$1,607,685	$1,424,531
Fee and other income	203,677	192,310	164,679
Total revenues	1,811,163	1,799,995	1,589,210
EXPENSES:
Operating	(905,158)	(873,911)	(797,315)
Depreciation and amortization	(434,273)	(504,502)	(412,347)
General and administrative	(162,883)	(133,731)	(134,545)
(Expense) benefit from deferred compensation plan liability	(12,162)	9,617	(9,847)
Impairment losses, transaction related costs and other	(50,691)	(31,722)	(13,815)
Total expenses	(1,565,167)	(1,534,249)	(1,367,869)

Income (loss) from partially owned entities	38,689	(461,351)	130,517
Income from real estate fund investments	1,590	3,541	11,066
Interest and other investment income, net	41,697	19,869	4,612
Income (loss) from deferred compensation plan assets	12,162	(9,617)	9,847
Interest and debt expense	(349,223)	(279,765)	(231,096)
Net gains on disposition of wholly owned and partially owned assets	71,199	100,625	50,770
Income (loss) before income taxes	62,110	(360,952)	197,057
Income tax (expense) benefit	(29,222)	(21,660)	10,496
Net income (loss)	32,888	(382,612)	207,553
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	75,967	5,737	(24,014)
Net income (loss) attributable to Vornado Realty L.P.	108,855	(376,875)	183,539
Preferred unit distributions	(62,231)	(62,231)	(66,035)
Series K preferred unit issuance costs	—	—	(9,033)
NET INCOME (LOSS) attributable to Class A unitholders	$46,624	$(439,106)	$108,471

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.22	$(2.15)	$0.52
Weighted average units outstanding	205,105	205,315	204,728

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.22	$(2.15)	$0.51
Weighted average units outstanding	205,956	205,315	205,644
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$32,888	$(382,612)	$207,553
Other comprehensive (loss) income:
Change in fair value of interest rate swaps and other	(112,051)	190,493	51,338
Other comprehensive (loss) income of nonconsolidated subsidiaries	(8,286)	18,874	10,275
Comprehensive (loss) income	(87,449)	(173,245)	269,166
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	79,686	3,121	(24,014)
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(7,763)	$(170,124)	$245,152
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	108,855	—	—	108,855
Net income attributable to redeemable partnership units	—	—	—	—	(3,361)	—	—	(3,361)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(36,582)	(36,582)
Distributions to Vornado ($0.675 per unit)	—	—	—	—	(129,066)	—	—	(129,066)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(62,116)	—	—	(62,116)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	539	8,489	—	—	—	8,489
Under Vornado's dividend reinvestment plan	—	—	11	146	—	—	—	146
Contributions	—	—	—	—	—	—	24,033	24,033
Distributions	—	—	—	—	—	—	(21,526)	(21,526)
Deferred compensation units and options	—	—	(2)	321	(25)	—	—	296
Repurchase of Class A units owned by Vornado	—	—	(2,024)	(81)	(29,102)	—	—	(29,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(8,286)	—	(8,286)
Change in fair value of interest rate swaps and other	—	—	—	—	—	(112,051)	—	(112,051)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	(135,540)	—	(2,574)	—	(138,114)
Noncontrolling interests' share of other comprehensive loss	—	—	—	—	—	13,059	(3,719)	9,340
Deconsolidation of partially owned entity	—	—	—	—	—	—	(2,636)	(2,636)
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amounts)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(376,875)	—	—	(376,875)
Net loss attributable to redeemable partnership units	—	—	—	—	30,376	—	—	30,376
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	3,931	3,931
Distributions to Vornado ($2.12 per unit)	—	—	—	—	(406,562)	—	—	(406,562)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(62,116)	—	—	(62,116)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	117	3,524	—	—	—	3,524
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	28	878	—	—	—	878
Contributions	—	—	—	—	—	—	5,609	5,609
Distributions	—	—	—	—	—	—	(54,388)	(54,388)
Deferred compensation units and options	—	—	(2)	588	(85)	—	—	503
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	18,874	—	18,874
Change in fair value of interest rate swaps and other	—	—	—	—	—	190,494	—	190,494
Redeemable Class A unit measurement adjustment	—	—	—	221,145	—	—	—	221,145
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(16,866)	2,616	(14,250)
Other	—	—	—	(1)	2	(1)	(8)	(8)
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Loss		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	183,539	—	—	183,539
Net income attributable to redeemable partnership units	—	—	—	—	(7,540)	—	—	(7,540)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	20,826	20,826
Distributions to Vornado ($2.12 per unit)	—	—	—	—	(406,109)	—	—	(406,109)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(65,880)	—	—	(65,880)
Series O cumulative redeemable preferred units issuance	12,000	291,153	—	—	—	—	—	291,153
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	350	14,576	—	—	—	14,576
Under Vornado's employees' share option plan	—	—	1	22	—	—	—	22
Under Vornado's dividend reinvestment plan	—	—	21	877	—	—	—	877
Contributions	—	—	—	—	—	—	4,052	4,052
Distributions	—	—	—	—	—	—	(160,975)	(160,975)
Conversion of Series A preferred units to Class A units	—	(13)	1	13	—	—	—	—
Deferred compensation units and options	—	—	(4)	906	(114)	—	—	792
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	10,275	—	10,275
Change in fair value of interest rate swaps	—	—	—	—	—	51,337	—	51,337
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(76,073)	—	—	—	(76,073)
Series K cumulative redeemable preferred units called for redemption	(12,000)	(290,967)	—	—	(9,033)	—	—	(300,000)
Noncontrolling interests' share of other comprehensive income	—	—	—	—	—	(4,048)	—	(4,048)
Other	—	(53)	—	(3)	(1)	1	32	(24)
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$32,888	$(382,612)	$207,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	457,574	526,306	432,594
Distributions of income from partially owned entities	172,873	184,501	214,521
Net gains on disposition of wholly owned and partially owned assets	(71,199)	(100,625)	(50,770)
Real estate impairment losses	45,007	19,098	7,880
Stock-based compensation expense	43,201	29,249	38,329
Equity in net (income) loss of partially owned entities	(38,689)	461,351	(130,517)
Change in deferred tax liability	17,020	14,005	11,243
Amortization of interest rate cap premiums	10,989	430	11
Straight-lining of rents	(8,808)	(46,177)	8,644
Credit losses on investments	8,269	—	—
Amortization of below-market leases, net	(5,268)	(5,178)	(9,249)
Net realized and unrealized (gain) loss on real estate fund investments	(1,861)	2,589	(4,621)
Return of capital from real estate fund investments	1,861	5,141	5,104
Write-off of lease receivables deemed uncollectible	1,008	872	7,695
Defeasance cost in connection with refinancing of mortgage payable	—	—	23,729
Other non-cash adjustments	8,866	2,660	(3,886)
Changes in operating assets and liabilities:
Real estate fund investments	—	—	(4,474)
Tenant and other receivables	9,379	(4,437)	(187)
Prepaid assets	(12,854)	104,186	30,466
Other assets	(79,110)	(34,615)	(54,716)
Lease liabilities	17,582	15,658	(4,091)
Accounts payable and accrued expenses	10,723	5,718	35,856
Other liabilities	28,701	824	692
Net cash provided by operating activities	648,152	798,944	761,806

Cash Flows from Investing Activities:
Development costs and construction in progress	(552,701)	(737,999)	(585,940)
Proceeds from maturities of U.S. Treasury bills	468,598	597,499	—
Additions to real estate	(211,899)	(159,796)	(149,461)
Proceeds from sales of real estate	123,519	373,264	100,024
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	105,000	—	—
Investments in partially owned entities	(57,297)	(33,172)	(14,997)
Acquisitions of real estate and other	(33,145)	(3,000)	(3,000)
Proceeds from sale of condominium units at 220 Central Park South	24,484	88,019	137,404
Distributions of capital from partially owned entities	18,869	34,417	106,005
Deconsolidation of cash and restricted cash held by a previously consolidated entity	(14,216)	—	—
Purchase of U.S. Treasury bills	—	(1,066,096)	—
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	—	—	(123,936)
Proceeds from repayments of loans receivable	—	—	1,554
Net cash used in investing activities	(128,788)	(906,864)	(532,347)
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities:
Repayments of borrowings	$(148,000)	$(1,251,373)	$(1,584,243)
Contributions from noncontrolling interests in consolidated subsidiaries	132,701	5,609	4,052
Distributions to Vornado	(129,066)	(406,562)	(406,109)
Distributions to preferred unitholders	(62,116)	(62,116)	(65,880)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(38,970)	(84,699)	(190,876)
Repurchase of Class A units owned by Vornado	(29,183)	—	—
Deferred financing costs	(4,424)	(32,706)	(51,184)
Proceeds received from exercise of Vornado stock options and other	146	885	899
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(25)	(85)	(1,567)
Proceeds from borrowings	—	1,029,773	3,248,007
Purchase of marketable securities in connection with defeasance of mortgage payable	—	—	(973,729)
Redemption of preferred units	—	—	(300,000)
Proceeds from the issuance of preferred units	—	—	291,153
Net cash used in financing activities	(278,937)	(801,274)	(29,477)
Net increase (decrease) in cash and cash equivalents and restricted cash	240,427	(909,194)	199,982
Cash and cash equivalents and restricted cash at beginning of period	1,021,157	1,930,351	1,730,369
Cash and cash equivalents and restricted cash at end of period	$1,261,584	$1,021,157	$1,930,351

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$889,689	$1,760,225	$1,624,482
Restricted cash at beginning of period	131,468	170,126	105,887
Cash and cash equivalents and restricted cash at beginning of period	$1,021,157	$1,930,351	$1,730,369

Cash and cash equivalents at end of period	$997,002	$889,689	$1,760,225
Restricted cash at end of period	264,582	131,468	170,126
Cash and cash equivalents and restricted cash at end of period	$1,261,584	$1,021,157	$1,930,351
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$381,410	$252,371	$188,587
Cash payments for income taxes	$10,365	$7,947	$9,155

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$(138,114)	$221,145	$(76,073)
Change in fair value of consolidated interest rate hedges and other	(112,051)	190,494	51,337
Write-off of fully depreciated assets	(82,343)	(278,561)	(123,537)
Accrued capital expenditures included in accounts payable and accrued expenses	52,091	104,750	291,690
Initial investment in Pier 94 joint venture upon contribution of leasehold interest	50,090	—	—
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:
Real estate	21,693	—	—
Right-of-use assets	7,081	—	—
Lease liabilities	(20,692)	—	—
Additional estimated lease liability arising from the recognition of right-of-use asset	—	350,000	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	—	32,604	16,014
Reclassification of assets held for sale (included in "other assets")	—	—	80,005
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	—	—	566,013
Identified intangible assets	—	—	139,545
Mortgages payable	—	—	525,000
Deferred revenue	—	—	18,884
Marketable securities transferred in connection with the defeasance of mortgage payable	—	—	(973,729)
Defeasance of mortgage payable	—	—	950,000
See notes to consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.0% of the common limited partnership interest in the Operating Partnership as of December 31, 2023. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We currently own all or portions of:
New York:
•57 Manhattan operating properties consisting of:
•20.4 million square feet of office space in 30 of the properties;
•2.4 million square feet of street retail space in 50 of the properties;
•1,662 units in five Manhattan residential properties;
•Multiple development sites, including 350 Park Avenue, Sunset Pier 94 Studios and the Hotel Pennsylvania site;
•A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns five properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens;
•Signage throughout the Penn District and Times Square; and
•Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning and security services for our buildings and third parties.
Other Real Estate and Investments:
•The 3.7 million square foot THE MART in Chicago;
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
Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 establishing Accounting Standards Codification ("ASC") Topic 848, Reference Rate Reform, and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, "ASC 848"). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. For our derivatives in hedge accounting relationships, we have utilized the elective relief in ASC 848, allowing for the continuation of hedge accounting through the transition process. As of December 31, 2023, we have transitioned all of our LIBOR-indexed debt and derivatives to SOFR, except for the $500,000,000 mortgage loan on the office condominium of 731 Lexington Avenue, owned by Alexander’s Inc. (in which we have a 32.4% interest), which transitioned to the Prime Rate.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.
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
220 Central Park South Condominium Units Ready For Sale: Our remaining unsold 220 Central Park South (“220 CPS”) residential condominium units are recognized in “220 Central Park South condominium units ready for sale”. These units have received temporary certificates of occupancy and are carried at the lower of their carrying amount or fair value less costs to sell. We have used the relative sales value method to allocate costs to individual condominium units. GAAP income is recognized when legal title transfers upon closing of the condominium unit sales and is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. As of December 31, 2023 and 2022, none of the 220 CPS condominium units ready for sale had a carrying value that exceeded fair value.
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
Restricted Cash: Restricted cash consists of security deposits, cash restricted for the purposes of facilitating a Section 1031 Like-Kind exchange, cash restricted in connection with our deferred compensation plan and cash escrowed under loan agreements, including for debt service, real estate taxes, property insurance, leasing costs and capital improvements.
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
•Revenues from the leasing of space at our properties to tenants include (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC Topic 842, Leases (“ASC 842”).
•Revenues from fixed lease payments for operating leases are recognized on a straight-line basis over the non-cancelable term of the lease, together with renewal options that are reasonably certain of being exercised. We commence revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use.
•Revenues derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are variable, and are generally recognized in the same period as the related expenses are incurred.
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
•Revenues derived from sub-metered electric, service elevator, trash removal and other services provided to our tenants at their request are recognized as the services are transferred in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").
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
We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status and publicly available information about the financial condition of the tenant, and other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written off when management deems that the collectability of substantially all future lease payments from a specific lease is not probable of collection, at which point, the Company will limit future rental revenues to cash received.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.    Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Income Taxes: Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its REIT taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the years ended December 31, 2023 and 2022 were characterized, for federal income tax purposes, as ordinary income under Section 199A of the Internal Revenue Code. Dividends distributed for the year ended December 31, 2021 were characterized for federal income tax purposes as 84.2% ordinary income under Section 199A of the Internal Revenue Code and 15.8% qualified dividend income (taxed as long-term capital gain).
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
As of December 31, 2023 and 2022, our taxable REIT subsidiaries had deferred tax assets, net of valuation allowances, of $7,557,000 and $7,944,000, respectively, which are included in “other assets” on our consolidated balance sheets. As of December 31, 2023 and 2022, our taxable REIT subsidiaries had deferred tax liabilities of $74,721,000 and $54,597,000, respectively, which are included in "other liabilities" on our consolidated balance sheets. The deferred tax assets relate to net operating loss carry forwards and temporary differences between the book and tax basis of our assets. The deferred tax liabilities relate to temporary differences between the book and tax basis of our assets.
As of December 31, 2023, our taxable REIT subsidiaries have an estimated $162,000,000 of federal net operating loss ("NOL") carryforwards and $259,000,000 of state and local NOL carryforwards, which are reduced by valuation allowances of $144,000,000 for federal NOL carryforwards and $242,000,000 for state and local NOL carryforwards. The NOL carryforwards are subject to certain limitations.
For the year ended December 31, 2023, we recognized $29,222,000 of income tax expense based on an effective tax rate of approximately 47.0%. For the years ended December 31, 2022 and 2021, we recognized $21,660,000 of income tax expense and $10,496,000 of income tax benefit, based on negative effective tax rates of approximately 6.0% and 5.3%, respectively. Income tax (expense) benefit recorded in each of the years primarily relates to our consolidated taxable REIT subsidiaries, and certain state, local, and franchise taxes. The year ended December 31, 2023 included $11,722,000 of income tax expense resulting from book to tax differences (primarily straight-line rent adjustments and depreciation) on our investment in The Farley Building and $2,168,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2022 included $13,665,000 of income tax expense resulting from book to tax differences on our investment in The Farley Building and $6,016,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2021 included $27,910,000 of income tax benefit recognized by our taxable REIT subsidiaries, $10,868,000 of income tax expense resulting from book to tax differences on our investment in The Farley Building and $5,711,000 of income tax expense recognized on the sale of 220 CPS condominium units. The Company has no uncertain tax positions recognized as of December 31, 2023 and 2022.
The Operating Partnership’s partners are required to report their respective share of taxable income on their individual tax returns.
The estimated taxable income attributable to Vornado common shareholders (unaudited) for the years ended December 31, 2023, 2022 and 2021 was approximately $102,903,000, $398,644,000, and $413,026,000, respectively. The book to tax differences between net income (loss) and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gain or loss from the sale of real estate and other capital transactions, impairment losses, straight-line rent adjustments, stock option expense and repairs expense related to the tangible property regulations.
 The net basis of Vornado’s assets and liabilities for tax reporting purposes is approximately $1.5 billion lower than the amounts reported in Vornado’s consolidated balance sheet as of December 31, 2023.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the years ended December 31, 2023, 2022 and 2021 is set forth in Note 23 - Segment Information.

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Property rentals	$1,523,890	$1,222,229	$301,661	(1)
Trade shows(2)	20,781	—	20,781
Lease revenues(3)	1,544,671	1,222,229	322,442
Tenant services	42,460	31,086	11,374
Parking revenues	20,355	16,502	3,853
Rental revenues	1,607,486	1,269,817	337,669
BMS cleaning fees	141,937	151,608	(9,671)	(4)
Management and leasing fees	13,040	13,619	(579)
Other income	48,700	17,114	31,586
Fee and other income	203,677	182,341	21,336
Total revenues	$1,811,163	$1,452,158	$359,005
____________________
See notes on following page.

(Amounts in thousands)	For the Year Ended December 31, 2022
	Total	New York	Other
Property rentals	$1,510,648	$1,230,851	$279,797
Trade shows(2)	32,669	—	32,669
Lease revenues(3)	1,543,317	1,230,851	312,466
Tenant services	45,211	33,351	11,860
Parking revenues	19,157	15,979	3,178
Rental revenues	1,607,685	1,280,181	327,504
BMS cleaning fees	137,673	146,530	(8,857)	(4)
Management and leasing fees	11,039	11,645	(606)
Other income	43,598	11,086	32,512
Fee and other income	192,310	169,261	23,049
Total revenues	$1,799,995	$1,449,442	$350,553
____________________
See notes on following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Revenue Recognition - continued

(Amounts in thousands)	For the Year Ended December 31, 2021
	Total	New York	Other
Property rentals	$1,354,209	$1,071,816	$282,393
Trade shows(2)	19,482	—	19,482
Lease revenues(3)	1,373,691	1,071,816	301,875
Tenant services	37,449	26,048	11,401
Parking revenues	13,391	11,370	2,021
Rental revenues	1,424,531	1,109,234	315,297
BMS cleaning fees	119,780	126,891	(7,111)	(4)
Management and leasing fees	11,725	12,177	(452)
Other income	33,174	9,297	23,877
Fee and other income	164,679	148,365	16,314
Total revenues	$1,589,210	$1,257,599	$331,611
________________________________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.
(2)2022 and 2021 include revenues from The Armory Show. On July 3, 2023, we completed the sale of The Armory Show. See Note 7 - Dispositions for further information.
(3)The components of lease revenues were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Fixed billings	$1,387,731	$1,376,527	$1,277,645
Variable billings	150,045	122,947	108,850
Total contractual operating lease billings	1,537,776	1,499,474	1,386,495
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	12,756	44,715	(5,109)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(5,861)	(872)	(7,695)
Lease revenues	$1,544,671	$1,543,317	$1,373,691
(4)Represents the elimination of BMS cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.     Real Estate Fund Investments
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. The Fund had an initial eight-year term ending February 2019, which has been extended to December 2024, by which time the Fund intends to dispose of its remaining investment and wind down its business. The Fund's three-year investment period ended in July 2013. The Fund is accounted for under ASC Topic 946, Financial Services – Investment Companies (“ASC 946”) and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings. We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.
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
In June 2020, the Fund and the Crowne Plaza Joint Venture (collectively, the "Crowne Plaza Co-Investors") defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. In 2021, the mezzanine lender to the Crowne Plaza Co-Investors exercised its right under the loan documents and appointed an independent director to certain subsidiaries of the Crowne Plaza Co-Investors. Since then, neither we nor the Fund controlled Crowne Plaza Times Square Hotel nor have we or the Fund been involved in making any operating decisions relating to Crowne Plaza Times Square Hotel. In December 2022, the Fund entered into a Restructuring Support Agreement with certain of its subsidiaries and the lender of the loan on the Crowne Plaza Times Square Hotel, pursuant to which the independent director caused the subsidiaries to enter into a Chapter 11 bankruptcy restructuring process and the Fund agreed to work consensually with such subsidiaries and the lender to effectuate a transfer of ownership of the hotel property through a court supervised auction process, or an equitization of the secured loans held by the lender. On March 21, 2023, the bankruptcy court confirmed the subsidiaries' Chapter 11 plan of reorganization, which became effective on March 31, 2023. Following the Chapter 11 reorganization, neither we nor the Fund have any continuing ownership or other interest in the hotel property. As we have no carrying value or contingent liabilities related to Crowne Plaza, there is no impact to our consolidated financial statements for the year ended December 31, 2023.
As investment manager of the Fund, we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital, subject to catch-up and clawback provisions. On December 27, 2023, we made a $14,667,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations.
As of December 31, 2023, we had one real estate fund investment carried at zero on our consolidated balance sheet, $28,815,000 below cost, and had remaining unfunded commitments of $23,074,000, of which our share was $5,769,000.
Below is a summary of income from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Previously recorded unrealized loss on exited investments	$247,575	$59,396	$—
Net realized (loss) income on exited investments	(245,714)	(54,255)	1,364
Net unrealized (loss) income on held investments	—	(7,730)	3,257
Net investment (loss) income	(271)	6,130	6,445
Income from real estate fund investments	1,590	3,541	11,066
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	12,789	(1,870)	(7,309)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$14,379	$1,671	$3,757
The table below summarizes the changes in the fair value of the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
Beginning balance	$—	$7,730
Previously recorded unrealized loss on exited investments	247,575	59,396
Net realized loss on exited investments	(245,714)	(54,255)
Net unrealized loss on held investments	—	(7,730)
Dispositions	(1,861)	(5,141)
Ending balance	$—	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of December 31, 2023, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
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
As of December 31, 2023, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $840,300,000, the basis difference primarily resulting from the non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Retail Services LLC, and exclusively provide leasing services for the office space. We recognized property management fee income, included in "fee and other income" on our consolidated statements of income, of $4,587,000, $4,397,000 and $4,297,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
Wholly owned subsidiaries of Vornado provide cleaning, security and engineering services at certain Properties. We recognized income for these services, included in "fee and other income" on our consolidated statements of income, of $4,499,000, $4,571,000 and $3,993,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Investments in Partially Owned Entities - continued
Alexander’s, Inc
As of December 31, 2023, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of December 31, 2023 and 2022, Alexander’s owed us an aggregate of $715,000 and $801,000, respectively, pursuant to such agreements.
As of December 31, 2023, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s December 31, 2023 closing share price of $213.57, was $353,259,000, or $265,749,000 in excess of the carrying amount on our consolidated balance sheet. As of December 31, 2023, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $29,524,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $365,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. In addition, we are entitled to a development fee of 6% of development costs, as defined.
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
Wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties. During the years ended December 31, 2023, 2022 and 2021, we recognized $4,629,000, $4,601,000 and $4,234,000 of income, respectively, for these services.
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
512 West 22nd Street
On June 28, 2023, a joint venture, in which we have a 55% interest, completed a $129,250,000 refinancing of 512 West 22nd Street, a 173,000 square foot Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.00% in year one and SOFR plus 2.35% thereafter. The loan matures in June 2025 with a one-year extension option subject to debt service coverage ratio, loan-to-value and debt yield requirements. The loan replaces the previous $137,124,000 loan that bore interest at LIBOR plus 1.85% and had an initial maturity of June 2023. In addition, the joint venture entered into a two-year 4.50% interest rate cap arrangement.
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
5. Investments in Partially Owned Entities - continued
Sunset Pier 94 Joint Venture
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture (“Pier 94 JV”) to develop a 266,000 square foot purpose-built studio campus at Pier 94 in Manhattan (“Sunset Pier 94 Studios”). In connection therewith:
•We contributed our Pier 94 leasehold interest to the joint venture in exchange for a 49.9% common equity interest and an initial capital account of $47,944,000, comprised of (i) the $40,000,000 value of our Pier 94 leasehold interest contribution and (ii) a $7,994,000 credit for pre-development costs incurred. Hudson Pacific Properties (“HPP”) and Blackstone Inc. (together, “HPP/BX”) received an aggregate 50.1% common equity interest in Pier 94 JV and an initial capital account of $22,976,000 in exchange for (i) a $15,000,000 cash contribution upon the joint venture’s formation and (ii) a $7,976,000 credit for pre-development costs incurred. HPP/BX will fund 100% of cash contributions until such time that its capital account is equal to Vornado’s, after which equity will be funded in accordance with each partner’s respective ownership interest.
•The lease of Pier 94 with the City of New York was amended and restated to allow for the contribution to Pier 94 JV and to remove Pier 92 from the lease’s demised premises. The amended and restated lease expires in 2060 with five 10-year renewal options.
•Pier 94 JV closed on a $183,200,000 construction loan facility ($100,000 outstanding as of December 31, 2023) which bears interest at SOFR plus 4.75% and matures in September 2025, with one one-year as-of-right extension option and two one-year extension options subject to certain conditions. VRLP and the other partners provided a joint and several completion guarantee.
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
Upon contribution of the Pier 94 leasehold, we recognized a $35,968,000 net gain primarily due to the step-up of our retained investment in the leasehold interest to fair value. The net gain was included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income for the year ended December 31, 2023.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.     Investments in Partially Owned Entities – continued
Below is a schedule of our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2023	Balance as of December 31,
		2023	2022
Investments:
Fifth Avenue and Times Square JV (see page 90 for details)	51.5%	$2,242,972	$2,272,320
Partially owned office buildings/land(1)	Various	118,558	182,180
Alexander’s (see page 91 for details)	32.4%	87,510	87,796
Other equity method investments(2)	Various	161,518	122,777
		$2,610,558	$2,665,073
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(69,899)	$(65,522)
85 Tenth Avenue	49.9%	(11,330)	(16,006)
		$(81,229)	$(81,528)
________________________________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Pier 94 JV (see page 92 for details), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.
Below is a schedule of income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2023	For the Year Ended December 31,
		2023	2022	2021
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 90 for details):
Equity in net income(1)	51.5%	$35,209	$55,248	$47,144
Return on preferred equity, net of our share of the expense		37,416	37,416	37,416
Non-cash impairment loss		—	(489,859)	—
		72,625	(397,195)	84,560

Alexander's (see page 91 for details):
Equity in net income	32.4%	15,441	18,439	20,116
Management, leasing and development fees		5,238	4,534	5,429
Net gain on sale of land		16,396	—	14,576
		37,075	22,973	40,121

Partially owned office buildings(2)(3)	Various	(73,589)	(110,261)	6,384

Other equity method investments(3)(4)	Various	2,578	23,132	(548)

		$38,689	$(461,351)	$130,517
________________________________________
(1)2023 includes (i) a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and is amortized over the remaining term of the restructured loan, reducing future interest expense and (ii) lower income from lease renewals at 697-703 Fifth Avenue and 666 Fifth Avenue, partially offset by a decrease in our share of depreciation and amortization expense compared to the prior year, primarily resulting from non-cash impairment losses recognized in prior periods.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)In 2023 and 2022, we recognized $50,458 and $93,353, respectively, of impairment losses.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others. 2022 includes $17,185 of net gains from dispositions of two investments.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.     Investments in Partially Owned Entities – continued
Below is a summary of the debt of our partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2023	Maturity(1)	Weighted Average Interest Rate as of December 31, 2023(2)	100% Partially Owned Entities’ Debt(3) as of December 31,
				2023	2022
Mortgages Payable:
Partially owned office buildings(4)	Various	2024-2029	5.45%	$3,275,098	$3,288,977
Alexander's	32.4%	2024-2027	4.48%	1,096,544	1,096,544
Fifth Avenue and Times Square JV	51.5%	2024-2028	5.92%	855,476	921,000
Other(5)	Various	2024-2032	5.16%	1,365,954	1,377,492
________________________________________
(1)Assumes the exercise of as-of-right extension options.
(2)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(3)All amounts are non-recourse to us except (i) the $500,000 mortgage loan on 640 Fifth Avenue, included in the Fifth Avenue and Times Square JV, and (ii) the $300,000 mortgage loan on 7 West 34th Street.
(4)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(5)Includes interests in Independence Plaza, Pier 94 JV (see page 92 for details), Rosslyn Plaza and others.
Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,654,701,000 and $2,697,226,000 as of December 31, 2023 and 2022, respectively.
Summary of Condensed Combined Financial Information
The following is a summary of condensed combined financial information for all of our partially owned entities.

(Amounts in thousands)	As of December 31,
	2023	2022
Balance Sheet:
Assets	$11,533,000	$12,012,000
Liabilities	7,326,000	7,519,000
Noncontrolling interests	1,907,000	2,095,000
Equity	2,300,000	2,398,000

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Income Statement:
Total revenue	$1,132,000	$1,189,000	$1,184,000
Net income (loss)	34,000	(404,000)	190,000
Net (loss) income attributable to the entities	(40,000)	(483,000)	114,000

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
7.    Dispositions
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
Manhattan Retail Properties Sale
On August 10, 2023, we completed the sale of four Manhattan retail properties located at 510 Fifth Avenue, 148–150 Spring Street, 443 Broadway and 692 Broadway for $100,000,000 and realized net proceeds of $95,450,000. In connection with the sale, we recognized an impairment loss of $625,000 which is included in “impairment losses, transaction related costs and other” on our consolidated statements of income.
220 Central Park South
During the year ended December 31, 2023, we closed on the sale of two condominium units at 220 CPS for net proceeds of $24,484,000 resulting in a financial statement net gain of $14,127,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,168,000 of income tax expense was recognized on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.     Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of December 31,
	2023	2022
Identified intangible assets:
Gross amount	$225,671	$237,777
Accumulated amortization	(98,589)	(98,139)
Total, net	$127,082	$139,638
Identified intangible liabilities (included in deferred revenue):
Gross amount	$206,771	$244,396
Accumulated amortization	(178,282)	(208,592)
Total, net	$28,489	$35,804
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $5,268,000, $5,178,000 and $9,249,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2024 is below:

(Amounts in thousands)
2024	$2,451
2025	964
2026	321
2027	(148)
2028	(47)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $8,342,000, $10,516,000 and $7,330,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2024 is below:

(Amounts in thousands)
2024	$6,843
2025	5,810
2026	5,615
2027	5,308
2028	4,173
9.     Debt
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
1290 Avenue of the Americas
On June 29, 2023, we entered into a forward two-year 1.00% SOFR interest rate cap arrangement for the $950,000,000 SOFR plus 1.62% mortgage loan. We made a $63,100,000 up-front payment (of which $18,930,000 is attributable to noncontrolling interests), which was recorded to “other assets” on our consolidated balance sheets. The forward cap was effective upon the November 2023 expiration of the previous 3.89% SOFR interest rate cap.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.     Debt - continued
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of December 31, 2023(1)	Balance as of December 31,
		2023	2022
Mortgages Payable:
Fixed rate(2)	3.42%	$4,518,200	$3,570,000
Variable rate(3)	6.23%	1,211,415	2,307,615
Total	4.01%	5,729,615	5,877,615
Deferred financing costs, net and other		(41,595)	(48,597)
Total, net		$5,688,020	$5,829,018
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(6,127)	(8,168)
Senior unsecured notes, net		1,193,873	1,191,832

Unsecured term loan	4.79%	800,000	800,000
Deferred financing costs, net and other		(5,441)	(6,807)
Unsecured term loan, net		794,559	793,193

Unsecured revolving credit facilities	3.87%	575,000	575,000

Total, net		$2,563,432	$2,560,025
________________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable. See Note 15 - Fair Value Measurements for further information on our consolidated hedging instruments.
(2)Includes variable rate mortgages with interest rates fixed by interest rate swap arrangements and the $950,000 1290 Avenue of the Americas mortgage loan which is subject to a 1.00% SOFR interest rate cap arrangement.
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of December 31, 2023, $1,034,119 of our variable rate debt is subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average strike rate of 4.50% and a weighted average remaining term of 10 months.
The net carrying amount of properties collateralizing the above indebtedness amounted to $5.9 billion as of December 31, 2023.
As of December 31, 2023, the principal maturities of mortgages payable and unsecured debt, including as-of-right extension options, for the next five years and thereafter are as follows:

(Amounts in thousands)	Mortgages Payable	Unsecured Debt
Year Ended December 31,
2024	$169,815	$—
2025	879,800	450,000
2026	525,000	400,000
2027	1,580,000	1,375,000
2028	2,225,000	—
Thereafter	350,000	350,000

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.     Redeemable Noncontrolling Interests
Redeemable Noncontrolling Partnership Units
Redeemable noncontrolling partnership units are primarily comprised of Class A Operating Partnership units held by third parties and are recorded at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period-to-period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. Class A units may be tendered for redemption to the Operating Partnership for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis. Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and a distribution made to a Class A unitholder is equal to the dividend paid to a Vornado common shareholder.
Below are the details of redeemable noncontrolling partnership units.

(Amounts in thousands, except units and per unit amounts)	Balance as of December 31,				Units Outstanding as of December 31,		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate
Unit Series	2023		2022		2023	2022
Common:
Class A units held by third parties	$480,251	(1)	$345,157	(1)	17,000,030	14,416,891	n/a	$0.675

Perpetual Preferred/Redeemable Preferred:
3.25% D-17 Cumulative Redeemable(2)	$3,535		$3,535		141,400	141,400	$25.00	$0.8125
________________________________________
(1)As of December 31, 2023 and 2022, the aggregate redemption value of redeemable Class A units of the Operating Partnership, was $480,251,000 and $300,015,000, respectively, based on Vornado’s quarter-end closing common share price.
(2)Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; Vornado, at its option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at Vornado's option at any time.
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
Beginning balance	$348,692	$590,975
Net income (loss)	3,361	(30,376)
Other comprehensive (loss) income	(9,340)	14,250
Distributions	(10,783)	(30,311)
Redemption of Class A units for Vornado common shares, at redemption value	(8,489)	(3,524)
Redeemable Class A unit measurement adjustment	138,114	(221,145)
Other, net	22,231	28,823
Ending balance	$483,786	$348,692
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of "other liabilities" on our consolidated balance sheets and aggregated $49,386,000 and $49,383,000 as of December 31, 2023 and 2022, respectively. Changes in the value from period-to-period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest, developed and owns the Farley Building (the "Farley Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions to the Farley Project and on December 22, 2023, the Tax Credit Investor funded an additional $112,668,000 of capital contributions.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period-to-period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the years ended December 31, 2023 and 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Interest in a Consolidated Subsidiary - continued
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022
Beginning balance	$88,040	$97,708
Net loss	(39,385)	(9,668)
Contributions	112,668	—
Distributions	(6,661)	—
Ending balance	$154,662	$88,040
11.     Shareholders' Equity/Partners' Capital
Common Shares (Vornado Realty Trust)
As of December 31, 2023, there were 190,390,703 common shares outstanding. During 2023, we paid an aggregate of $129,066,000 of common dividends at an annual rate of $0.675 per share.
Class A Units (Vornado Realty L.P.)
As of December 31, 2023, there were 190,390,703 Class A units outstanding that were held by Vornado. These units are classified as “partners’ capital” on the consolidated balance sheets of the Operating Partnership. As of December 31, 2023, there were 17,000,030 Class A units outstanding, that were held by third parties. These units are classified outside of “partners’ capital” as “redeemable partnership units” on the consolidated balance sheets of the Operating Partnership (see Note 10 – Redeemable Noncontrolling Interests). During 2023, the Operating Partnership paid an aggregate of $129,066,000 of distributions to Vornado at an annual rate of $0.675 per unit.
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
During the year ended December 31, 2023, we repurchased 2,024,495 common shares for $29,143,000 at an average price per share of $14.40. As of December 31, 2023, $170,857,000 remained available and authorized for repurchases.
The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado during the same periods.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.     Shareholders' Equity/Partners' Capital - continued
Preferred Shares/Units
The following table sets forth the details of our preferred shares of beneficial interest and the preferred units of the Operating Partnership outstanding as of December 31, 2023 and 2022. During 2023, we paid $62,116,000 in preferred dividends.

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
12.     Stock-based Compensation
Vornado’s 2023 Omnibus Share Plan provides the Compensation Committee of Vornado’s Board of Trustees (the “Compensation Committee”) the ability to grant incentive and non-qualified Vornado stock options, restricted Vornado common shares, restricted Operating Partnership units (“LTIP Units”), out-performance plan awards (“OPP Units”), appreciation-only long-term incentive plan units (“AO LTIP Units”), performance conditioned appreciation-only long-term incentive plan units (“Performance AO LTIP Units”), and long-term performance plan units (“LTPP Units”) to certain of our employees and officers. Vornado’s 2023 Omnibus Share Plan was approved on May 18, 2023, as discussed on the following page.
We account for forfeitures as they occur and any previously recognized compensation cost is reversed in the period that an award is forfeited. Below is a summary of our stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
LTIP Units	$22,179	$21,086	$27,698
Performance AO LTIP Units	11,426	94	219
LTPP Units	7,189	5,145	—
OPP Units	1,992	1,906	8,629
Vornado stock options	162	296	456
Vornado restricted stock	159	292	450
AO LTIP Units	94	430	877
	$43,201	$29,249	$38,329
Below is a summary of unrecognized stock-based compensation expense as of December 31, 2023.

(Amounts in thousands)	As of December 31, 2023	Weighted-Average Remaining Amortization Period
Performance AO LTIP Units	$37,284	2.1
LTIP Units	29,550	1.9
LTPP Units	5,004	1.6
OPP Units	1,206	1.3
	$73,044	2.0

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.     Stock-based Compensation - continued
On May 18, 2023, our shareholders approved the 2023 Omnibus Share Plan (the “Plan”), which replaced the 2019 Omnibus Share Plan. Under the Plan, awards may be granted up to a maximum 10,800,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 21,600,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are securities that have a value equivalent to the underlying Vornado common share or Class A unit of the Operating Partnership, such as restricted Vornado common shares or LTIP Units. Vornado stock options, AO LTIP Units and Performance AO LTIP Units are Not Full Value Awards; these securities require the payment of an exercise price. As of December 31, 2023, Vornado has approximately 1,217,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.
LTPP Units
LTPP Units are multi-year, LTIP units-based performance equity compensation plans. On January 11, 2023, the Compensation Committee approved the 2023 Long-Term Performance Plan (“2023 LTPP”). Awards under the 2023 LTPP are bifurcated between operational performance (50%) and relative performance (50%) measurements and may be earned at specified threshold, target and maximum levels.
The operational component awards may be earned based on Vornado’s 2023 operational performance in the following categories:
•FFO, as adjusted per share (75% weighting); and
•ESG performance metrics consisting of greenhouse emissions reductions, GRESB score and Green Building Certification (LEED) achievements (aggregate 25% weighting).
Any LTPP award units tentatively earned based on Vornado’s 2023 operational performance are subject to an absolute return modifier pursuant to which such award units are subject to a potential reduction (but not increase) of up to 30% if Vornado’s three-year total shareholder return (“TSR”) is below specified levels.
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
LTPP Units granted during the years ended December 31, 2023 and 2022 had grant date fair values of $9,491,000 and $7,847,000, respectively. During the years ended December 31, 2023 and 2022, $4,670,000 and $4,033,000, respectively, was immediately expensed on the respective grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).
OPP Units
OPP Units are multi-year, performance-based equity compensation plans under which participants have the opportunity to earn a class of units of the Operating Partnership if, and only if, Vornado outperforms a predetermined TSR and/or outperforms the market with respect to a relative TSR during the four-year performance period. OPP units, if earned, become convertible into Class A units of the Operating Partnership (and ultimately into Vornado common shares) following vesting.
OPP units granted during the year ended December 31, 2021 had a total notional value of $30,000,000 and a fair value of $9,950,000, of which $6,140,000 was immediately expensed on the grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).
On March 30, 2023, the outstanding OPP Units issued in 2020 were forfeited as the requirements were not satisfied.

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
Below is a summary of Vornado’s stock option activity for the year ended December 31, 2023.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2022	176,705	$65.35
Forfeited	(1,058)	52.30
Expired	(17,546)	64.56
Outstanding as of December 31, 2023	158,101	$65.52	4.17
Options exercisable as of December 31, 2023	144,361	$66.78	3.99
There were no Vornado stock options granted during the years ended December 31, 2023, 2022 and 2021.
There were no Vornado stock options exercised during the year ended December 31, 2023. Cash received from Vornado stock option exercises for the years ended December 31, 2022 and 2021 was $7,000 and $22,000, respectively. The total intrinsic value of Vornado stock options exercised during the years ended December 31, 2022 and 2021 was $842 and $5,500, respectively. As of December 31, 2023, the aggregate intrinsic value of outstanding and exercisable Vornado stock options was $0.
Performance AO LTIP Units
Performance AO LTIP Units are AO LTIP Units that require the achievement of certain performance conditions by a specified date or they are forfeited. If the performance conditions are met, once vested, the awards may be converted into Class A Operating Partnership units in the same manner as AO LTIP Units until ten years from the date of grant.
On January 14, 2023, the outstanding Performance AO LTIP Units issued in 2019 expired as the performance conditions were not satisfied.
On June 29, 2023, the Committee granted 14,368,750 Performance AO LTIP Units to a broad group of employees of the Company including its named executive officers (as identified in the Company’s proxy statement for its 2023 Annual Meeting of Shareholders). Each Performance AO LTIP Unit is potentially convertible into a number of Class A Units, determined by reference to the excess of the closing market price of Vornado common shares on the NYSE on the date of conversion over $16.87. The Performance AO LTIP Units can be converted until the 10th anniversary of the grant date, subject to satisfaction of the vesting and performance conditions described below.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.     Stock-based Compensation – continued
Performance AO LTIP Units - continued
Performance AO LTIP Units granted during the year ended December 31, 2023 had a fair value of $48,710,000. The fair value of each Performance AO LTIP Unit granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the year ended December 31, 2023:

As of December 31, 2023
Expected volatility	33%
Risk free interest rate	4%
Expected dividend yield	6%
Below is a summary of Performance AO LTIP Units activity for the year ended December 31, 2023.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2022	496,762	$62.62
Expired	(496,762)	62.62
Granted	14,368,750	16.87
Outstanding as of December 31, 2023	14,368,750	$16.87	9.5
Options exercisable as of December 31, 2023	—	$—	—
As of December 31, 2023, the aggregate intrinsic value of outstanding Performance AO LTIP Units was $153,748,000.
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
Below is a summary of AO LTIP Units activity for the year ended December 31, 2023.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2022	565,664	$59.93
Forfeited	(3,797)	52.40
Expired	(20,053)	59.62
Outstanding as of December 31, 2023	541,814	$59.99	5.24
Options exercisable as of December 31, 2023	499,882	$60.63	5.16
There were no AO LTIP Units granted during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the aggregate intrinsic value of outstanding and exercisable AO LTIP Units was $0.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.     Stock-based Compensation – continued
LTIP Units
LTIP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest over a period of three to four years, and are subject to a taxable book-up event, as defined. Compensation expense related to LTIP Units is recognized ratably over the vesting period using a graded vesting attribution model. Distributions paid on unvested LTIP Units amounted to $1,302,000, $2,197,000 and $2,634,000 in the years ended December 31, 2023, 2022 and 2021, respectively.
On June 29, 2023, the Committee granted 2,394,801 LTIP Units to a broad group of employees of the Company including its named executive officers (as identified in the Company’s proxy statement for its 2023 Annual Meeting of Shareholders). The LTIP Units vest in two equal installments on the 3rd and 4th anniversaries of the grant date, respectively, subject to the recipient’s continued employment with the Company as of such dates, with each vesting tranche subject to an additional one-year post-vesting transfer restriction. The fair value of each LTIP Unit was based on the market value of Vornado’s common shares on the grant date less a discount for post-vesting transfer restrictions.
Below is a summary of restricted LTIP unit activity for the year ended December 31, 2023.

Unvested Units	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	985,916	$49.41
Granted	3,110,000	14.62
Vested	(825,882)	45.04
Forfeited	(59,875)	27.15
Unvested as of December 31, 2023	3,210,159	17.24
LTIP Units granted in 2023, 2022 and 2021 had a fair value of $45,468,000, $15,446,000 and $26,194,000, respectively. The fair value of LTIP Units that vested during the years ended December 31, 2023, 2022 and 2021 was $37,198,000, $25,158,000 and $36,541,000, respectively.
Vornado Restricted Stock
Vornado restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over four years. Compensation expense related to Vornado’s restricted stock awards is recognized on a straight-line basis over the vesting period. Dividends paid on unvested Vornado restricted stock are charged directly to retained earnings and amounted to $2,000, $18,000 and $35,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
Below is a summary of Vornado’s restricted stock activity for the year ended December 31, 2023.

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	8,379	$55.64
Vested	(5,093)	57.17
Forfeited	(239)	53.31
Unvested as of December 31, 2023	3,047	53.26
There were no Vornado restricted stock awards granted during the years ended December 31, 2023, 2022 and 2021. The fair value of restricted stock that vested during the years ended December 31, 2023, 2022 and 2021 was $291,000, $428,000 and $567,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.     Income (Loss) Per Share/Income (Loss) Per Class A Unit
Vornado Realty Trust
Basic net income (loss) per common share is computed by dividing (i) net income (loss) attributable to common stockholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted income per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted income per share using the if-converted method, if the effect is dilutive. Net income (loss) is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on income (loss) per common share.

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Vornado	$105,494	$(346,499)	$175,999
Preferred share dividends	(62,116)	(62,116)	(65,880)
Series K preferred share issuance costs	—	—	(9,033)
Net income (loss) attributable to common shareholders	43,378	(408,615)	101,086
Distributions and earnings allocated to unvested participating securities	(2)	(18)	(34)
Numerator for basic and diluted income (loss) per common share	$43,376	$(408,633)	$101,052

Denominator:
Denominator for basic income (loss) per common share - weighted average shares	191,005	191,775	191,551
Effect of dilutive securities(1):
Share-based awards	851	—	571
Denominator for diluted income (loss) per common share - weighted average shares and assumed conversions	191,856	191,775	192,122

Income (loss) per common share:
Basic	$0.23	$(2.13)	$0.53
Diluted	$0.23	$(2.13)	$0.53
____________________
(1)The calculation of diluted income (loss) per common share for the years ended December 31, 2023, 2022, and 2021 excluded weighted average potential common shares of 3,458, 1,706, and 164, respectively, as their effect was antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.     Income (Loss) Per Share/Income (Loss) Per Class A Unit – continued
Vornado Realty L.P.
Basic net income (loss) per Class A unit is computed by dividing (i) net income (loss) attributable to Class A unitholders after allocation of distributions and undistributed earnings to participating securities by (ii) the weighted average number of Class A units outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential Class A units and is computed after allocation of earnings to participating securities. VRLP’s participating securities include unvested LTIP Units and LTPP Units for which the applicable performance vesting conditions were satisfied. Equity awards subject to market and/or performance vesting conditions, including Vornado stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units, are included in the calculation of diluted income per Class A unit using the treasury stock method. Convertible securities, including Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted income per Class A unit using the if-converted method, if dilutive.

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Vornado Realty L.P.	$108,855	$(376,875)	$183,539
Preferred unit distributions	(62,231)	(62,231)	(66,035)
Series K preferred unit issuance costs	—	—	(9,033)
Net income (loss) attributable to Class A unitholders	46,624	(439,106)	108,471
Distributions and earnings allocated to participating securities	(1,323)	(2,215)	(2,668)
Numerator for basic and diluted income (loss) per Class A unit	$45,301	$(441,321)	$105,803

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	205,105	205,315	204,728
Effect of dilutive securities(1):
Unit-based awards	851	—	916
Denominator for diluted income (loss) per Class A unit – weighted average units and assumed conversions	205,956	205,315	205,644

Income (loss) per Class A unit:
Basic	$0.22	$(2.15)	$0.52
Diluted	$0.22	$(2.15)	$0.51
____________________
(1)The calculation of diluted income (loss) per Class A unit for the years ended December 31, 2023, 2022, and 2021 excluded weighted average potential Class A units of 3,458, 1,706, and 164, respectively, as their effect was antidilutive.
14.     Variable Interest Entities
Unconsolidated VIEs
As of December 31, 2023 and 2022, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of December 31, 2023 and 2022, the carrying amount of assets related to our unconsolidated VIEs was $109,220,000 and $68,223,000, respectively, included in “investments in partially owned entities” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of December 31, 2023 and 2022 was $196,394,000 and $68,223,000, respectively, which includes our completion guarantee provided to the lender of the Pier 94 JV in 2023.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of December 31, 2023, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,901,150,000 and $2,735,826,000 respectively. As of December 31, 2022, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,423,995,000 and $2,345,726,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) investments in U.S. Treasury bills (classified as available-for-sale), (ii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iii) loans receivable for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), (iv) interest rate swaps and caps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($26,363 included in restricted cash and $78,883 in other assets)	$105,246	$58,956	$—	$46,290
Loans receivable (included in investments in partially owned entities)	32,984	—	—	32,984
Interest rate swaps and caps designated as a hedge (included in other assets)	138,772	—	138,772	—
Interest rate caps not designated as a hedge (included in other assets)	4,154	—	4,154	—
Total assets	$281,156	$58,956	$142,926	$79,274

Mandatorily redeemable instruments (included in other liabilities)	$49,386	$49,386	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	7,239	—	7,239	—
Interest rate caps not designated as a hedge (included in other liabilities)	4,092	—	4,092	—
Total liabilities	$60,717	$49,386	$11,331	$—

(Amounts in thousands)	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills(1)	$471,962	$471,962	$—	$—
Deferred compensation plan assets ($7,763 included in restricted cash and $88,559 in other assets)	96,322	57,406	—	38,916
Loans receivable ($50,091 included in investments in partially owned entities and $4,306 in other assets)	54,397	—	—	54,397
Interest rate swaps and caps designated as a hedge (included in other assets)	183,804	—	183,804	—
Interest rate caps not designated as a hedge (included in other assets)	5,994	—	5,994	—
Total assets	$812,479	$529,368	$189,798	$93,313

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
Interest rate caps not designated as a hedge (included in other liabilities)	2,741	—	2,741	—
Total liabilities	$52,124	$49,383	$2,741	$—
____________________
(1)During the year ended December 31, 2023, we realized proceeds of $477,000 from maturing U.S. Treasury bills.

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022
Beginning balance	$38,916	$45,016
Purchases	7,855	4,507
Sales	(5,080)	(9,941)
Realized and unrealized gains (losses)	982	(3,781)
Other, net	3,617	3,115
Ending balance	$46,290	$38,916
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

	As of
	December 31, 2023	December 31, 2022
Unobservable quantitative inputs (range and weighted average):
Discount rates	8.0%	7.5%
Terminal capitalization rates	5.5%	5.5%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2023		2022
Beginning balance	$54,397		$50,182
Credit losses	(26,155)	(1)	—
Interest accrual	5,153		4,748
Paydowns	(411)		(533)
Ending balance	$32,984		$54,397
____________________
(1)Includes a $21,114 impairment loss on advances made for our interest in a joint venture, resulting from a decline in the value of the underlying building. The loss was included in “income (loss) from partially owned entities” on our consolidated statements of income for the year ended December 31, 2023.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.     Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Derivatives and Hedging
We use derivative instruments principally to reduce our exposure to interest rate increases. We do not enter into or hold derivative instruments for speculative trading purposes. We recognize the fair values of all derivatives in "other assets" or "other liabilities" on our consolidated balance sheets. Changes in the fair value of our cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of hedging instruments and hedged items, but will have no effect on cash flows. Cash payments and receipts related to our interest rate hedges are classified as operating activities and included within our disclosure of cash paid for interest on our consolidated statements of cash flows, consistent with the classification of the hedged interest payments.
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2023 and 2022, respectively.

(Amounts in thousands)	As of December 31, 2023						As of December 31, 2022
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	2.29%	05/24	$15,494	$—	$49,888
Forward swap (effective 05/24)	840,000	(1)	6.03%	05/26	—	6,091	—
770 Broadway mortgage loan	700,000		4.98%	07/27	20,306	—	29,226
PENN 11 mortgage loan:
In-place swap	500,000		2.22%	03/24	4,702	—	26,587
Forward swap (effective 03/24)	250,000	(2)	6.34%	10/25	—	1,148	—
Unsecured revolving credit facility	575,000		3.87%	08/27	17,064	—	24,457
Unsecured term loan(3)	700,000		4.52%	(3)	11,089	—	21,024
100 West 33rd Street mortgage loan	480,000		5.06%	06/27	3,550	—	6,886
888 Seventh Avenue mortgage loan	200,000	(4)	4.76%	09/27	4,340	—	6,544
4 Union Square South mortgage loan	98,200	(5)	3.74%	01/25	2,327	—	4,050
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(6)	11/25	53,784	—	7,590
One Park Avenue mortgage loan	525,000		(7)	03/25	5,297	—	5,472
Various mortgage loans					819	—	2,080
					$138,772	$7,239	$183,804
________________________________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan. In March 2023, we entered into the forward swap arrangement detailed above.
(2)In January 2024, we entered into a forward swap arrangement for the remaining $250,000 balance of the $500,000 PENN 11 mortgage loan which is effective upon the March 2024 expiration of the current in-place swap. Together with the forward swap above, the loan will bear interest at an all-in swapped rate of 6.28% effective March 2024 through October 2025.
(3)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in December 2027. The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+129)
Through 07/25	$700,000	4.52%	$100,000
07/25 through 10/26	550,000	4.35%	250,000
10/26 through 08/27	50,000	4.03%	750,000
2022 includes the fair value of a $100,000 notional swap which expired in October 2023.
(4)The remaining $59,800 mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (7.14% as of December 31, 2023).
(5)The remaining $21,800 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.84% as of December 31, 2023).
(6)Current SOFR strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment, of which $18,930 was attributable to noncontrolling interests. See Note 9 - Debt for further information.
(7)Current SOFR cap strike rate of 3.89%. In March 2023, we entered into a forward cap arrangement which is effective upon the March 2024 expiration of the current in-place cap and expires in March 2025. The forward cap has a SOFR strike rate of 3.89%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.     Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
During the years ended December 31, 2023 and 2022, we recognized impairment losses on certain real estate investments. The following table sets forth the details of our impairment losses.

(Amounts in thousands)	As of and For The Years Ended
	December 31, 2023			December 31, 2022
	Aggregate Fair Value	Impairment Losses		Aggregate Fair Value	Impairment Losses
Consolidated real estate assets	$55,097	$45,007	(1)	$80,008	$19,098
Investments in partially owned entities	21,473	29,344	(2)	2,272,320	583,212	(3)
	$76,570	$74,351		$2,352,328	$602,310
________________________________________
(1)Includes $22,176 attributable to noncontrolling interests.
(2)Excludes a $21,114 impairment loss on advances made for our interest in a joint venture.
(3)Includes $6,822 attributable to noncontrolling interests.
The fair value of these assets was measured using discounted cash flow analyses and level 3 inputs. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate assets.

	As of
	December 31, 2023		December 31, 2022
Unobservable Quantitative Input	Range	Weighted Average	Range	Weighted Average
Discount rates	7.50% - 8.00%	7.99%	7.50% - 8.00%	7.52%
Terminal capitalization rates	5.50%	5.50%	4.75% - 5.50%	4.78%
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

(Amounts in thousands)	As of December 31, 2023			As of December 31, 2022
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$825,720		$826,000	$402,903		$403,000
Debt:
Mortgages payable	$5,729,615		$5,569,000	$5,877,615		$5,697,000
Senior unsecured notes	1,200,000		1,069,000	1,200,000		1,021,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,304,615	(1)	$8,013,000	$8,452,615	(1)	$8,093,000
________________________________________
(1)Excludes $53,163 and $63,572 of deferred financing costs, net and other as of December 31, 2023 and 2022, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16.    Impairment losses, Transaction Related Costs and Other
The following table sets forth the details of impairment losses, transaction related costs and other:

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Real estate impairment losses(1)	$45,007	$19,098	$7,880
Transaction related costs and other	5,684	12,624	5,935
	$50,691	$31,722	$13,815
________________________________________
(1)See Note 15 - Fair Value Measurements for additional information. 2023 includes $22,176 of impairment loss attributable to noncontrolling interests.
17.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Interest on cash and cash equivalents and restricted cash	$44,786	$7,553	$284
Credit losses on investments	(8,269)	—	—
Amortization of discount on investments in U.S. Treasury bills	3,829	7,075	—
Interest on loans receivable	1,351	5,006	2,517
Other, net	—	235	1,811
	$41,697	$19,869	$4,612
18.    Interest and Debt Expense
    The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Interest expense (1)	$368,984	$277,046	$249,169
Capitalized interest and debt expense	(43,062)	(19,085)	(38,320)
Amortization of deferred financing fees	23,301	21,804	20,247
	$349,223	$279,765	$231,096
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
As of December 31, 2023, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2023
For the year ended December 31,
2024	$1,271,885
2025	1,207,370
2026	1,168,555
2027	1,061,307
2028	962,067
Thereafter	6,254,989
As lessee
We have a number of ground leases which are classified as operating leases. As of December 31, 2023, our ROU assets and lease liabilities were $680,044,000 and $732,859,000, respectively. As of December 31, 2022, our ROU assets and lease liabilities were $684,380,000 and $735,969,000, respectively.
On August 28, 2023, upon contribution of the Pier 94 leasehold to Pier 94 JV, we derecognized a ROU asset of $7,081,000 and a lease liability of $20,692,000. See Note 5 - Investments in Partially Owned Entities for further details.
When the rate implicit in a lease is not readily determinable, the discount rate applied to measure each ROU asset and lease liability is based on our incremental borrowing rate ("IBR"). We consider the general economic environment and our ratings and factor in various financing and asset specific adjustments to ensure the IBR is appropriate to the intended use of the underlying lease. Certain of our ground leases offer renewal options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the lease liability and corresponding ROU asset.
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
    The following table sets forth information related to the measurement of our lease liabilities.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Weighted average remaining lease term (in years)	47.9	48.4	44.4
Weighted average discount rate	5.59%	5.54%	4.85%
Cash paid for operating leases	$22,499	$21,861	$22,382
We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. The following table sets forth the details of our rent expense.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Fixed rent expense	$46,538	$45,211	$24,901
Variable rent expense	14,679	14,180	13,078
Rent expense	$61,217	$59,391	$37,979

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
19. Leases - continued
As lessee - continued
As of December 31, 2023, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of December 31, 2023
For the year ended December 31,
2024	$57,811
2025	46,227
2026	46,616
2027	47,027
2028	47,462
Thereafter	1,869,172
Total undiscounted cash flows	2,114,315
Present value discount	(1,381,456)
Lease liabilities	$732,859
PENN 1
Our future lease payments disclosed above include payments for our PENN 1 ground lease based on an amount estimated in January 2022, when we exercised the second of three 25-year renewal options. The first renewal period commenced June 2023 and, together with the second option exercise, extends the lease term through June 2073. The ground lease is subject to fair market value resets at each 25-year renewal period. The rent reset process for the June 2023 renewal period is currently ongoing and the timing is uncertain. The final fair market value determination may be materially higher or lower than our January 2022 estimate.
The Farley Building
The future lease payments detailed above exclude the ground and building lease at the Farley Building. The consolidated joint venture, in which we own a 95% controlling interest, has a 99-year triple-net lease with Empire State Development ("ESD") for 847,000 rentable square feet of commercial space at the property, comprised of approximately 730,000 square feet of office space and approximately 117,000 square feet of restaurant and retail space. Our lease of the commercial space at the property is accounted for as a “failed sale-leaseback” as a result of us being deemed the "accounting owner" during development of the property in accordance with ASC 842-40-55 and the lease subsequently meeting "finance lease" classification pursuant to ASC 842-40-25 upon substantial completion. The lease calls for annual rent payments and fixed payments in lieu of real estate taxes ("PILOT") through June 2030. Following the fixed PILOT payment period, the PILOT is calculated in a manner consistent with buildings subject to New York City real estate taxes and assessments. As of December 31, 2023, future rent and fixed PILOT payments are $527,379,000.
20. Multiemployer Benefit Plans
Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2023, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.
During the years ended December 31, 2023, 2022 and 2021, we contributed $7,913,000, $7,761,000 and $19,851,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income. During the year ended December 31, 2021, the Company funded its pension withdrawal liability in relation to the permanent closure of Hotel Pennsylvania which resulted in the Company funding more than 5% of total employer contributions to the related plan for the year. For our other Multiemployer Pension Plans, our subsidiaries’ contributions did not represent more than 5% of total employer contributions for the years ended December 31, 2023, 2022 and 2021.
Multiemployer Health Plans
Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees. During the years ended December 31, 2023, 2022 and 2021, our subsidiaries contributed $28,764,000, $26,514,000 and $23,431,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21.     Commitments and Contingencies
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000, increased from $250,000,000 effective June 20, 2023, includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,112,753 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on January 31, 2023, the Court of Appeal affirmed the lower court's decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. In April 2023, we entered into a settlement with affiliates of the successor to Regus PLC, pursuant to which we agreed to discontinue all legal proceedings against the Regus PLC successor and its affiliates in exchange for a payment to us of $21,350,000, which is included in “rental revenues” on our consolidated statements of income for the year ended December 31, 2023, of which $6,405,000 is attributable to noncontrolling interest.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21. Commitments and Contingencies – continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of December 31, 2023, the aggregate dollar amount of these guarantees is approximately $1,230,000,000, primarily comprised of payment guarantees for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street, and 435 Seventh Avenue and the completion guarantee provided to the lender of Pier 94 JV. Other than these loans, our mortgage loans are non-recourse to us.
As of December 31, 2023, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic Tax Credit Investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2023, the Tax Credit Investor has made $205,068,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of December 31, 2023, we have construction commitments aggregating approximately $91,372,000.
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
Interstate Properties (“Interstate”)
Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, respectively, are Interstate’s two other general partners. As of December 31, 2023, Interstate and its partners beneficially owned an aggregate of approximately 7.0% of the common shares of beneficial interest of Vornado and 26.0% of Alexander’s common stock.
We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are consistent with the market. We earned $206,000, $204,000, and $203,000 of management fees under the agreement for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2023, 2022 and 2021.

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Total revenues	$1,811,163	$1,452,158	$359,005
Operating expenses	(905,158)	(733,478)	(171,680)
NOI - consolidated	906,005	718,680	187,325
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,553)	(15,547)	(33,006)
Add: NOI from partially owned entities	285,761	274,436	11,325
NOI at share	1,143,213	977,569	165,644
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,377)	(7,700)	4,323
NOI at share - cash basis	$1,139,836	$969,869	$169,967

(Amounts in thousands)	For the Year Ended December 31, 2022
	Total	New York	Other
Total revenues	$1,799,995	$1,449,442	$350,553
Operating expenses	(873,911)	(716,148)	(157,763)
NOI - consolidated	926,084	733,294	192,790
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(70,029)	(45,566)	(24,463)
Add: NOI from partially owned entities	305,993	293,780	12,213
NOI at share	1,162,048	981,508	180,540
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(10,980)	(18,509)	7,529
NOI at share - cash basis	$1,151,068	$962,999	$188,069

(Amounts in thousands)	For the Year Ended December 31, 2021
	Total	New York	Other
Total revenues	$1,589,210	$1,257,599	$331,611
Operating expenses	(797,315)	(626,386)	(170,929)
NOI - consolidated	791,895	631,213	160,682
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,385)	(38,980)	(30,405)
Add: NOI from partially owned entities	310,858	300,721	10,137
NOI at share	1,033,368	892,954	140,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	1,318	(1,188)	2,506
NOI at share - cash basis	$1,034,686	$891,766	$142,920

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
23. Segment Information - continued
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the years ended December 31, 2023, 2022 and 2021.

(Amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$32,888	$(382,612)	$207,553
Depreciation and amortization expense	434,273	504,502	412,347
General and administrative expense	162,883	133,731	134,545
Impairment losses, transaction related costs and other	50,691	31,722	13,815
(Income) loss from partially owned entities	(38,689)	461,351	(130,517)
Income from real estate fund investments	(1,590)	(3,541)	(11,066)
Interest and other investment income, net	(41,697)	(19,869)	(4,612)
Interest and debt expense	349,223	279,765	231,096
Net gains on disposition of wholly owned and partially owned assets	(71,199)	(100,625)	(50,770)
Income tax expense (benefit)	29,222	21,660	(10,496)
NOI from partially owned entities	285,761	305,993	310,858
NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,553)	(70,029)	(69,385)
NOI at share	1,143,213	1,162,048	1,033,368
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,377)	(10,980)	1,318
NOI at share - cash basis	$1,139,836	$1,151,068	$1,034,686

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
As of December 31, 2023, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Vornado Realty Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 12, 2024, expressed an unqualified opinion on those financial statements.
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
February 12, 2024

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
As of December 31, 2023, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Vornado Realty L.P.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Partnership and our report dated February 12, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 12, 2024

ITEM 9B.     OTHER INFORMATION
During the three months ended December 31, 2023, none of our trustees or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to trustees of Vornado, the Operating Partnership’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of Vornado’s trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2023, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	82	Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman of the Board since May 2004.

Michael J. Franco	55	President and Chief Financial Officer since December 2020; President since April 2019; Executive Vice President - Chief Investment Officer from April 2015 to April 2019; Executive Vice President - Head of Acquisitions and Capital Markets from November 2010 to April 2015.

Haim Chera	54	Executive Vice President - Head of Retail since April 2019; Principal at Crown Acquisitions from January 2000 - April 2019.

Barry S. Langer	45	Executive Vice President - Development - Co-Head of Real Estate since April 2019; Executive Vice President - Head of Development from May 2015 to April 2019.

Glen J. Weiss	54	Executive Vice President - Office Leasing - Co-Head of Real Estate since April 2019; Executive Vice President - Office Leasing from May 2013 to April 2019.
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
Equity compensation plan information
The following table provides information as of December 31, 2023 regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	21,767,856	(1)	$65.52	1,217,273	(2)
Equity compensation plans not approved by security holders	419,603	(3)	N/A	—
Total	22,187,459		$65.52	1,217,273
________________________________________
(1)Includes shares/units of (i) 158,101 Vornado Stock Options (144,361 of which are vested and exercisable), (ii) 541,814 Appreciation-Only Long-Term Incentive Plan ("AO LTIP") units (499,882 of which are vested and exercisable), (iii) 14,368,750 Performance AO LTIP units, (iv) 4,558,915 restricted Operating Partnership units (1,348,756 of which are vested and exercisable), (v) 1,208,264 unearned Out-Performance Plan units, (vi) 71,656 earned but unvested Long-Term Performance Plan LTIP Units and (vii) 860,356 unearned Long-Term Performance Plan LTIP Units. See Note 12 - Stock-based Compensation in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Does not include 3,047 shares of Vornado Restricted Stock, as they have been reflected in Vornado's total shares outstanding.
(2)Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants is approximately 2,435,000 shares.
(3)Includes (i) 120,924 restricted Operating Partnership units granted at a market price of $13.03 per unit to Vornado Trustees that are not executives of the Company as part of their annual Trustee fees and (ii) 116,612 restricted Operating Partnership units granted at a market price of $19.30 per unit to Vornado consultants that are not executives of the Company for annual consulting fees, and (iii) 182,067 restricted Operating Partnership units granted in 2022.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)		Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
			Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
New York
Manhattan
1290 Avenue of the Americas	$950,000		$518,244	$926,992	$257,295	$518,244	$1,184,287	$1,702,531	$495,262	1963	2007	(4)
One Park Avenue	525,000		197,057	369,016	15,684	197,057	384,700	581,757	25,714	1926	2021	(4)
350 Park Avenue	400,000		265,889	363,381	108,646	306,034	431,882	737,916	181,322	1960	2006	(4)
PENN 1	—		—	412,169	914,769	—	1,326,938	1,326,938	435,128	1972	1998	(4)
100 West 33rd Street	480,000		331,371	361,443	78,189	331,371	439,632	771,003	186,718	1911/2009	2007	(4)
150 West 34th Street	75,000		119,657	268,509	—	119,657	268,509	388,166	57,618	1900	2015	(4)
PENN 2	575,000	(5)	53,615	164,903	845,098	52,689	1,010,927	1,063,616	109,183	1968	1997	(4)
90 Park Avenue	—		8,000	175,890	200,721	8,000	376,611	384,611	208,034	1964	1997	(4)
770 Broadway	700,000		52,898	95,686	198,096	52,898	293,782	346,680	146,826	1907	1998	(4)
888 Seventh Avenue	259,800		—	117,269	180,130	—	297,399	297,399	168,398	1980	1998	(4)
PENN 11	500,000		40,333	85,259	142,088	40,333	227,347	267,680	112,615	1923	1997	(4)
909 Third Avenue	350,000		—	120,723	128,753	—	249,476	249,476	143,228	1969	1999	(4)
150 East 58th Street	—		39,303	80,216	65,710	39,303	145,926	185,229	78,336	1969	1998	(4)
595 Madison Avenue	—		62,731	62,888	82,600	62,731	145,488	208,219	64,983	1968	1999	(4)
330 West 34th Street	—		—	8,599	188,073	—	196,672	196,672	68,953	1925	1998	(4)
715 Lexington Avenue	—		—	26,903	20,828	30,086	17,645	47,731	2,918	1923	2001	(4)
4 Union Square South	120,000		24,079	55,220	14,329	24,079	69,549	93,628	30,512	1965/2004	1993	(4)
The Farley Building	—		—	476,235	956,812	—	1,433,047	1,433,047	106,076	1912	2018	(4)
260 Eleventh Avenue	—		—	80,482	8,201	—	88,683	88,683	18,343	1911	2015	(4)
606 Broadway	74,119		45,406	8,993	486	23,930	30,955	54,885	1,696		2016	(4)
435 Seventh Avenue	95,696		19,893	19,091	2,032	19,893	21,123	41,016	12,659	2002	1997	(4)
131-135 West 33rd Street	—		8,315	21,312	477	8,315	21,789	30,104	4,478		2016	(4)
304 - 306 Canal Street	—		3,511	12,905	(7,629)	1,771	7,016	8,787	539	1910	2014	(4)
1131 Third Avenue	—		7,844	7,844	5,683	7,844	13,527	21,371	3,886		1997	(4)
431 Seventh Avenue	—		16,700	2,751	300	16,700	3,051	19,751	1,157		2007	(4)
138-142 West 32nd Street	—		9,252	9,936	2,132	9,252	12,068	21,320	2,611	1920	2015	(4)
334 Canal Street	—		1,693	6,507	1,304	753	8,751	9,504	614		2011	(4)
966 Third Avenue	—		8,869	3,631	—	8,869	3,631	12,500	938		2013	(4)
137 West 33rd Street	—		6,398	1,550	—	6,398	1,550	7,948	339	1932	2015	(4)
825 Seventh Avenue	—		1,483	697	3,969	1,483	4,666	6,149	1,299		1997	(4)
537 West 26th Street	—		10,370	17,632	20,000	26,631	21,371	48,002	4,396		2018	(4)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
New York - continued
Manhattan - continued
339 Greenwich Street	$—	$2,622	$12,333	$(10,018)	$866	$4,071	$4,937	$368		2017	(4)
Hotel Pennsylvania	—	29,903	121,712	163,985	29,903	285,697	315,600	—	1919	1997	(4)
Other (Including Signage)	—	140,477	31,892	56,012	108,589	119,792	228,381	32,781			(4)
Total Manhattan	5,104,615	2,025,913	4,530,569	4,644,755	2,053,679	9,147,558	11,201,237	2,707,928
Other Properties
Paramus, New Jersey	—	—	—	20,408	1,033	19,375	20,408	14,819	1967	1987	(4)
Total Other Properties	—	—	—	20,408	1,033	19,375	20,408	14,819

Total New York	5,104,615	2,025,913	4,530,569	4,665,163	2,054,712	9,166,933	11,221,645	2,722,747
Other
THE MART
THE MART, Illinois	$—	$64,528	$319,146	$475,435	$64,535	$794,574	$859,109	$406,292	1930	1998	(4)
527 West Kinzie, Illinois	—	5,166	—	317	5,166	317	5,483	—		1998
Total THE MART	—	69,694	319,146	475,752	69,701	794,891	864,592	406,292

555 California Street, California	1,200,000	223,446	895,379	278,150	223,446	1,173,529	1,396,975	468,993	1922,1969 -1970	2007	(4)
Borgata Land, Atlantic City, NJ	—	83,089	—	1,405	83,089	1,405	84,494	671	—	2010
759-771 Madison Avenue (40 East 66th Street) Residential, New York	—	8,454	13,321	(8,193)	5,273	8,309	13,582	3,541	—	2005	(4)
Annapolis, Maryland	—	—	9,652	—	—	9,652	9,652	5,215		2005	(4)
Wayne Towne Center, New Jersey	—	—	26,137	49,313	—	75,450	75,450	42,400		2010	(4)
Other	—	—	—	3,861	—	3,861	3,861	2,291			(4)
Total Other	1,200,000	384,683	1,263,635	800,288	381,509	2,067,097	2,448,606	929,403

Leasehold improvements, equipment and other	—	—	—	130,953	—	130,953	130,953	100,677

Total December 31, 2023	$6,304,615	$2,410,596	$5,794,204	$5,596,404	$2,436,221	$11,364,983	$13,801,204	$3,752,827
________________________________________
(1)Represents contractual debt obligations.
(2)The net basis of Vornado's assets and liabilities for tax reporting purposes is approximately $1.5 billion lower than the amounts reported for financial statement purposes.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2023	2022	2021
Real Estate
Balance at beginning of period	$13,314,755	$13,217,845	$12,087,943
Additions during the period:
Land	40,145	—	197,057
Buildings & improvements and other	713,740	711,722	1,286,474
	14,068,640	13,929,567	13,571,474
Less: Assets sold, written-off, reclassified to ready for sale and deconsolidated	267,436	614,812	353,629
Balance at end of period	$13,801,204	$13,314,755	$13,217,845

Accumulated Depreciation
Balance at beginning of period	$3,470,991	$3,376,347	$3,169,446
Depreciation expense	382,638	449,864	362,311
	3,853,629	3,826,211	3,531,757
Less: Accumulated depreciation on assets sold, written-off and deconsolidated	100,802	355,220	155,410
Balance at end of period	$3,752,827	$3,470,991	$3,376,347

(b)    Exhibits:

Exhibit No.
3.1		—	Articles of Restatement of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007	*

3.2		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 28, 2022 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

3.3		—	Articles of Amendment to Declaration of Trust, dated September 30, 2016 – Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

3.4		—	Articles of Amendment of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on October 4, 2016—Incorporated by reference to Annex B to Vornado Realty Trust's Definitive Proxy Statement on Schedule 14A (File No. 001-11954), filed on April 8, 2016.	*

3.5		—	Articles of Amendment to Declaration of Trust, dated June 13, 2018 - Incorporated by reference to Exhibit 3.54 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018	*

3.6		—	Articles of Amendment to Declaration of Trust, dated August 7, 2019 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.7		—	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on January 25, 2013	*

3.8		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to Vornado Realty Trust's Registration Statement on Form 8-A (File No. 001-11954), filed on December 13, 2017	*

3.9		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series N Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.10		—	Articles Supplementary Classifying Vornado Realty Trust's 4.45% Series O Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

3.11		—	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.12		—	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.13		—	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998	*

3.14		—	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998	*

3.15		—	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999	*

3.16		—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999	*

3.17		—	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.18		—	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.19		—	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.20		—	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.21		—	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.22		—	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999	*
________________________________
	*		Incorporated by reference

3.23		—	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000	*

3.24		—	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000	*

3.25		—	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000	*

3.26		—	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*

3.27		—	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.28		—	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.29		—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002	*

3.30		—	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*

3.31		—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.32		—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*

3.33		—	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004	*

3.34		—	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004	*

3.35		—	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.36		—	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.37		—	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.38		—	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.39		—	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005	*

3.40		—	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005	*

3.41		—	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005	*

3.42		—	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005	*

3.43		—	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-22685), filed on May 8, 2006	*

3.44		—	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006	*

3.45		—	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on May 3, 2006	*

3.46		—	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006	*

3.47		—	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007	*
__________________________________
	*		Incorporated by reference

3.48		—	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.49		—	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.50		—	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.51		—	Fortieth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.52		—	Forty-First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-11954), filed on May 6, 2008	*

3.53		—	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No 000-22685), filed on December 21, 2010	*

3.54		—	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011	*

3.55		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as, of March 30, 2012 - Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 5, 2012	*

3.56		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012	*

3.57		—	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013	*

3.58		—	Forty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated April 1, 2015 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 2, 2015	*

3.59		—	Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated December 13, 2017 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on December 13, 2017	*

3.60	**	—	Forty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of January 12, 2018 - Incorporated by reference to Exhibit 3.53 to Vornado Realty Trust's Annual Report on 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

3.61		—	Forty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of August 7, 2019 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.62		—	Fiftieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of November 24, 2020 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.63		—	Fifty-First Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of September 22, 2021 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

4.1		—	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005	*

4.2		—	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado Realty L.P., as Guarantor and The Bank of New York, as Trustee – Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 27, 2006	*
Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of such instruments

4.3		—	Description of Vornado Realty Trust securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	***

4.4		—	Description of Class A units of Vornado Realty L.P. and certain provisions of its agreement of limited partnership	***
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

10.1		—	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.2	**	—	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 – Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.3	**	—	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.4	**	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.5		—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2020	*

10.6	**	—	Second Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.7	**	—	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.8	**	—	Vornado Realty Trust's 2010 Omnibus Share Plan - Incorporated by reference to Exhibit 10.41 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11954) filed on August 3, 2010	*

10.9	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.10	**	—	Employment agreement between Vornado Realty Trust and Michael J. Franco dated January 10, 2014 - Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014	*

10.11	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

10.12	**	—	Form of 2019 Amendment to Restricted LTIP Unit and Restricted Stock Agreements - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.13	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.14	**	—	Vornado Realty Trust 2019 Omnibus Share Plan - Incorporated by reference to Annex B to Vornado Realty Trust's Proxy Statement dated April 5, 2019 (File No. 001-11954), filed on April 5, 2019	*

10.15		—	Transaction Agreement between Vornado Realty L.P. and Crown Jewel Partner LLC, dated April 18, 2019 - Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11954), filed on July 29, 2019	*

10.16	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 10.32 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.17	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.33 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.18	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Incentive/Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.19	**	—	Employment agreement between Vornado Realty Trust and Glen J. Weiss dated May 25, 2018 - Incorporated by reference to Exhibit 10.35 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.20	**	—	Employment agreement between Vornado Realty Trust and Haim Chera dated April 19, 2019 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.21	**	—	Form of Vornado Realty Trust 2021 Outperformance Plan Award Agreement for Executives – Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

10.22	**	—	Form of Vornado Realty Trust 2021 Outperformance Plan Award Agreement for Non-Executives – Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

10.23		—	Second Amended and Restated Revolving Credit Agreement dated as of April 15, 2021 among Vornado Realty L.P., as Borrower, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-11954), filed on August 2, 2021	*

10.24	**	—	Form of Vornado Realty Trust 2022 Long-term Performance Plan LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on form 10-K for the year ended December 31, 2021 (File No. 001-11954), filed on February 14, 2022	*

10.25	**	—	Employment agreement between Vornado Realty Trust and Barry Langer dated June 4, 2018 - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-11954), filed on May 2, 2022	*

10.26		—	Second Amended and Restated Term Loan Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

10.27		—	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.39 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

10.28		—	Third Amended and Restated Revolving Credit Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.40 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

10.29	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement granted in 2023 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11954), filed on February 13, 2023	*

10.30	**	—	Form of Vornado Realty Trust 2023 Long-term Performance Plan LTPP Unit Award Agreement - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11954), filed on February 13, 2023	*

10.31	**	—	Form of Vornado Realty Trust’s 2023 Omnibus Share Plan - Incorporated by reference to Annex A to Vornado Realty Trust’s Proxy Statement dated April 7, 2023 (File No. 001-11954), filed on April 7, 2023	*

10.32	**	—	Form of Vornado Realty Trust 2023 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 3, 2023	*

10.33	**	—	Form of Vornado Realty Trust 2023 Omnibus Share Plan Performance Conditioned AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 3, 2023	*

__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

21		—	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.	***

23.1		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust	***

23.2		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.	***

31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust	***

31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust	***

31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.	***

31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.	***

32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust	***

32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust	***

32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.	***

32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.	***

97.1		—	Vornado Realty Trust Restatement Clawback Policy	***

101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.
***

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2023, formatted as iXBRL and contained in Exhibit 101.	***

_____________________________
	***		Filed herewith
ITEM 16.        FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

February 12, 2024	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 12, 2024
	(Steven Roth)	and Chief Executive Officer (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee	February 12, 2024
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 12, 2024
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee	February 12, 2024
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee	February 12, 2024
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee	February 12, 2024
(David Mandelbaum)

By:	/s/Raymond J. McGuire	Trustee	February 12, 2024
(Raymond J. McGuire)

By:	/s/Mandakini Puri	Trustee	February 12, 2024
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee	February 12, 2024
(Daniel R. Tisch)

By:	/s/Russell B. Wight, Jr.	Trustee	February 12, 2024
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer	February 12, 2024
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer	February 12, 2024
	(Deirdre Maddock)	(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

February 12, 2024	By:	/s/ Deirdre Maddock
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees and	February 12, 2024
	(Steven Roth)	Chief Executive Officer of Vornado Realty Trust (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 12, 2024
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	February 12, 2024
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee of Vornado Realty Trust	February 12, 2024
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee of Vornado Realty Trust	February 12, 2024
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 12, 2024
(David Mandelbaum)

By:	/s/Raymond J. McGuire	Trustee of Vornado Realty Trust	February 12, 2024
(Raymond J. McGuire)

By:	/s/Mandakini Puri	Trustee of Vornado Realty Trust	February 12, 2024
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	February 12, 2024
(Daniel R. Tisch)

By:	/s/Russell B. Wight, Jr.	Trustee of Vornado Realty Trust	February 12, 2024
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer of Vornado Realty Trust	February 12, 2024
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer of Vornado Realty Trust	February 12, 2024
	(Deirdre Maddock)	(Principal Accounting Officer)