Form 10-Q
period 2024-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2024-05-06
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2024
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of March 31, 2024, 190,483,416 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” and “VRLP” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:
•Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:
•Note 8. Redeemable Noncontrolling Interests
•Note 9. Shareholders' Equity/Partners' Capital
•Note 11. (Loss) Income Per Share/(Loss) Income Per Class A Unit
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	March 31, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land	$2,436,221	$2,436,221
Buildings and improvements	10,017,573	9,952,954
Development costs and construction in progress	1,322,810	1,281,076
Leasehold improvements and equipment	131,762	130,953
Total	13,908,366	13,801,204
Less accumulated depreciation and amortization	(3,837,679)	(3,752,827)
Real estate, net	10,070,687	10,048,377
Right-of-use assets	678,951	680,044
Cash and cash equivalents	892,652	997,002
Restricted cash	256,268	264,582
Tenant and other receivables	76,627	69,543
Investments in partially owned entities	2,599,134	2,610,558
220 Central Park South condominium units ready for sale	36,578	35,941
Receivable arising from the straight-lining of rents	706,280	701,666
Deferred leasing costs, net of accumulated amortization of $257,027 and $249,347	355,790	355,010
Identified intangible assets, net of accumulated amortization of $101,641 and $98,589	124,887	127,082
Other assets	409,311	297,860
	$16,207,165	$16,187,665
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,690,639	$5,688,020
Senior unsecured notes, net	1,194,383	1,193,873
Unsecured term loan, net	794,906	794,559
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	737,500	732,859
Accounts payable and accrued expenses	388,988	411,044
Deferred revenue	30,877	32,199
Deferred compensation plan	108,919	105,245
Other liabilities	308,643	311,132
Total liabilities	9,829,855	9,843,931
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,116,176 and 17,000,030 units outstanding	492,432	480,251
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	495,967	483,786
Redeemable noncontrolling interest in a consolidated subsidiary	147,175	154,662
Total redeemable noncontrolling interests	643,142	638,448
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,483,416 and 190,390,703 shares	7,598	7,594
Additional capital	8,261,568	8,263,291
Earnings less than distributions	(4,018,454)	(4,009,395)
Accumulated other comprehensive income	105,916	65,115
Total shareholders' equity	5,539,087	5,509,064
Noncontrolling interests in consolidated subsidiaries	195,081	196,222
Total equity	5,734,168	5,705,286
	$16,207,165	$16,187,665
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2024	2023
REVENUES:
Rental revenues	$389,278	$396,793
Fee and other income	47,097	49,130
Total revenues	436,375	445,923
EXPENSES:
Operating	(226,224)	(228,773)
Depreciation and amortization	(108,659)	(106,565)
General and administrative	(37,897)	(41,595)
Expense from deferred compensation plan liability	(4,520)	(3,728)
Transaction related costs and other	(653)	(658)
Total expenses	(377,953)	(381,319)

Income from partially owned entities	16,279	16,666
Interest and other investment income, net	11,724	9,584
Income from deferred compensation plan assets	4,520	3,728
Interest and debt expense	(90,478)	(86,237)
Net gains on disposition of wholly owned and partially owned assets	—	7,520
Income before income taxes	467	15,865
Income tax expense	(6,740)	(4,667)
Net (loss) income	(6,273)	11,198
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	11,982	9,928
Operating Partnership	786	(429)
Net income attributable to Vornado	6,495	20,697
Preferred share dividends	(15,529)	(15,529)
NET (LOSS) INCOME attributable to common shareholders	$(9,034)	$5,168

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(0.05)	$0.03
Weighted average shares outstanding	190,429	191,869

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(0.05)	$0.03
Weighted average shares outstanding	190,429	191,881

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Net (loss) income	$(6,273)	$11,198
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	48,209	(81,536)
Other comprehensive loss of nonconsolidated subsidiaries	(542)	(3,329)
Comprehensive income (loss)	41,394	(73,667)
Less comprehensive loss attributable to noncontrolling interests	5,924	15,838
Comprehensive income (loss) attributable to Vornado	$47,318	$(57,829)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado	—	—	—	—	—	6,495	—	—	6,495
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(4,495)	(4,495)
Dividends on preferred shares (see Note 9 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued upon redemption of Class A units, at redemption value	—	—	93	4	2,485	—	—	—	2,489
Contributions	—	—	—	—	—	—	—	270	270
Distributions	—	—	—	—	—	—	—	(78)	(78)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(542)	—	(542)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	48,209	—	48,209
Redeemable Class A unit measurement adjustment	—	—	—	—	(4,353)	—	(22)	—	(4,375)
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(3,682)	—	(3,682)
Consolidated subsidiaries	—	—	—	—	—	—	(3,162)	3,162	—
Other	—	—	(1)	—	145	(25)	—	—	120
Balance as of March 31, 2024	48,793	$1,182,459	190,483	$7,598	$8,261,568	$(4,018,454)	$105,916	$195,081	$5,734,168
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	20,697	—	—	20,697
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(684)	(684)
Dividends on common shares ($0.375 per share)	—	—	—	—	—	(71,950)	—	—	(71,950)
Dividends on preferred shares (see Note 9 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	9	—	187	—	—	—	187
Under dividend reinvestment plan	—	—	6	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	6,128	6,128
Distributions	—	—	—	—	—	—	—	(811)	(811)
Deferred compensation shares and options	—	—	(1)	—	84	(30)	—	—	54
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(3,329)	—	(3,329)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(81,536)	—	(81,536)
Redeemable Class A unit measurement adjustment	—	—	—	—	(22,964)	—	(879)	—	(23,843)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	6,080	—	6,080
Consolidated subsidiaries	—	—	—	—	—	—	259	(259)	—
Balance as of March 31, 2023	48,793	$1,182,459	191,881	$7,654	$8,367,349	$(3,961,392)	$95,562	$241,026	$5,932,658
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(6,273)	$11,198
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	114,010	112,578
Distributions of income from partially owned entities	30,438	38,706
Equity in net income of partially owned entities	(16,279)	(16,666)
Amortization of interest rate cap premiums	11,514	427
Stock-based compensation expense	7,519	11,714
Straight-lining of rents	(4,571)	3,821
Change in deferred tax liability	3,947	2,591
Amortization of below-market leases, net	(693)	(1,367)
Net gains on disposition of wholly owned and partially owned assets	—	(7,520)
Other non-cash adjustments	1,247	1,645
Changes in operating assets and liabilities:
Tenant and other receivables	(8,505)	(13,862)
Prepaid assets	(57,910)	(72,347)
Other assets	(32,447)	(6,746)
Lease liabilities	4,641	4,332
Accounts payable and accrued expenses	(14,251)	(1,411)
Other liabilities	(902)	24,779
Net cash provided by operating activities	31,485	91,872

Cash Flows from Investing Activities:
Development costs and construction in progress	(75,292)	(135,550)
Additions to real estate	(51,307)	(57,032)
Investments in partially owned entities	(2,026)	(8,833)
Proceeds from maturities of U.S. Treasury bills	—	197,294
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000
Proceeds from sale of condominium units at 220 Central Park South	—	14,216
Distributions of capital from partially owned entities	—	11,559
Acquisitions of real estate and other	—	(1,000)
Net cash (used in) provided by investing activities	(128,625)	125,654
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Financing Activities:
Dividends paid on preferred shares	$(15,529)	$(15,529)
Deferred financing costs	(279)	(2,798)
Contributions from noncontrolling interests	270	2,129
Distributions to noncontrolling interests	(106)	(6,412)
Repayments of borrowings	—	(110,400)
Dividends paid on common shares	—	(71,950)
Other financing activity, net	120	116
Net cash used in financing activities	(15,524)	(204,844)
Net (decrease) increase in cash and cash equivalents and restricted cash	(112,664)	12,682
Cash and cash equivalents and restricted cash at beginning of period	1,261,584	1,021,157
Cash and cash equivalents and restricted cash at end of period	$1,148,920	$1,033,839

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$997,002	$889,689
Restricted cash at beginning of period	264,582	131,468
Cash and cash equivalents and restricted cash at beginning of period	$1,261,584	$1,021,157

Cash and cash equivalents at end of period	$892,652	$890,957
Restricted cash at end of period	256,268	142,882
Cash and cash equivalents and restricted cash at end of period	$1,148,920	$1,033,839

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$69,970	$85,429
Cash payments for income taxes	$1,605	$2,175

Non-Cash Information:
Change in fair value of consolidated interest rate hedges and other	$48,209	$(81,536)
Accrued capital expenditures included in accounts payable and accrued expenses	44,254	70,132
Write-off of fully depreciated assets	(12,559)	(17,776)
Redeemable Class A unit measurement adjustment	(4,375)	(23,843)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	March 31, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land	$2,436,221	$2,436,221
Buildings and improvements	10,017,573	9,952,954
Development costs and construction in progress	1,322,810	1,281,076
Leasehold improvements and equipment	131,762	130,953
Total	13,908,366	13,801,204
Less accumulated depreciation and amortization	(3,837,679)	(3,752,827)
Real estate, net	10,070,687	10,048,377
Right-of-use assets	678,951	680,044
Cash and cash equivalents	892,652	997,002
Restricted cash	256,268	264,582
Tenant and other receivables	76,627	69,543
Investments in partially owned entities	2,599,134	2,610,558
220 Central Park South condominium units ready for sale	36,578	35,941
Receivable arising from the straight-lining of rents	706,280	701,666
Deferred leasing costs, net of accumulated amortization of $257,027 and $249,347	355,790	355,010
Identified intangible assets, net of accumulated amortization of $101,641 and $98,589	124,887	127,082
Other assets	409,311	297,860
	$16,207,165	$16,187,665
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,690,639	$5,688,020
Senior unsecured notes, net	1,194,383	1,193,873
Unsecured term loan, net	794,906	794,559
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	737,500	732,859
Accounts payable and accrued expenses	388,988	411,044
Deferred revenue	30,877	32,199
Deferred compensation plan	108,919	105,245
Other liabilities	308,643	311,132
Total liabilities	9,829,855	9,843,931
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,116,176 and 17,000,030 units outstanding	492,432	480,251
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	495,967	483,786
Redeemable noncontrolling interest in a consolidated subsidiary	147,175	154,662
Total redeemable noncontrolling interests	643,142	638,448
Partners' equity:
Partners' capital	9,451,625	9,453,344
Earnings less than distributions	(4,018,454)	(4,009,395)
Accumulated other comprehensive income	105,916	65,115
Total partners' equity	5,539,087	5,509,064
Noncontrolling interests in consolidated subsidiaries	195,081	196,222
Total equity	5,734,168	5,705,286
	$16,207,165	$16,187,665
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2024	2023
REVENUES:
Rental revenues	$389,278	$396,793
Fee and other income	47,097	49,130
Total revenues	436,375	445,923
EXPENSES:
Operating	(226,224)	(228,773)
Depreciation and amortization	(108,659)	(106,565)
General and administrative	(37,897)	(41,595)
Expense from deferred compensation plan liability	(4,520)	(3,728)
Transaction related costs and other	(653)	(658)
Total expenses	(377,953)	(381,319)

Income from partially owned entities	16,279	16,666
Interest and other investment income, net	11,724	9,584
Income from deferred compensation plan assets	4,520	3,728
Interest and debt expense	(90,478)	(86,237)
Net gains on disposition of wholly owned and partially owned assets	—	7,520
Income before income taxes	467	15,865
Income tax expense	(6,740)	(4,667)
Net (loss) income	(6,273)	11,198
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	11,982	9,928
Net income attributable to Vornado Realty L.P.	5,709	21,126
Preferred unit distributions	(15,558)	(15,558)
NET (LOSS) INCOME attributable to Class A unitholders	$(9,849)	$5,568

(LOSS) INCOME PER CLASS A UNIT - BASIC:
Net (loss) income per Class A unit	$(0.05)	$0.03
Weighted average units outstanding	204,873	205,802

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(0.05)	$0.03
Weighted average units outstanding	204,873	205,814
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Net (loss) income	$(6,273)	$11,198
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	48,209	(81,536)
Other comprehensive loss of nonconsolidated subsidiaries	(542)	(3,329)
Comprehensive income (loss)	41,394	(73,667)
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	8,820	10,187
Comprehensive income (loss) attributable to Vornado Realty L.P.	$50,214	$(63,480)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended March 31, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado Realty L.P.	—	—	—	—	5,709	—	—	5,709
Net loss attributable to redeemable partnership units	—	—	—	—	786	—	—	786
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(4,495)	(4,495)
Distributions to preferred unitholders (see Note 9 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units redeemed for common shares	—	—	93	2,489	—	—	—	2,489
Contributions	—	—	—	—	—	—	270	270
Distributions	—	—	—	—	—	—	(78)	(78)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(542)	—	(542)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	48,209	—	48,209
Redeemable Class A unit measurement adjustment	—	—	—	(4,353)	—	(22)	—	(4,375)
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(3,682)	—	(3,682)
Consolidated subsidiaries	—	—	—	—	—	(3,162)	3,162	—
Other	—	—	(1)	145	(25)	—	—	120
Balance as of March 31, 2024	48,793	$1,182,459	190,483	$8,269,166	$(4,018,454)	$105,916	$195,081	$5,734,168
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended March 31, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	21,126	—	—	21,126
Net income attributable to redeemable partnership units	—	—	—	—	(429)	—	—	(429)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(684)	(684)
Distributions to Vornado ($0.375 per unit)	—	—	—	—	(71,950)	—	—	(71,950)
Distributions to preferred unitholders (see Note 9 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	9	187	—	—	—	187
Under Vornado's dividend reinvestment plan	—	—	6	146	—	—	—	146
Contributions	—	—	—	—	—	—	6,128	6,128
Distributions	—	—	—	—	—	—	(811)	(811)
Deferred compensation units and options	—	—	(1)	84	(30)	—	—	54
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(3,329)	—	(3,329)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(81,536)	—	(81,536)
Redeemable Class A unit measurement adjustment	—	—	—	(22,964)	—	(879)	—	(23,843)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	6,080	—	6,080
Consolidated subsidiaries	—	—	—	—	—	259	(259)	—
Balance as of March 31, 2023	48,793	$1,182,459	191,881	$8,375,003	$(3,961,392)	$95,562	$241,026	$5,932,658
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(6,273)	$11,198
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	114,010	112,578
Distributions of income from partially owned entities	30,438	38,706
Equity in net income of partially owned entities	(16,279)	(16,666)
Amortization of interest rate cap premiums	11,514	427
Stock-based compensation expense	7,519	11,714
Straight-lining of rents	(4,571)	3,821
Change in deferred tax liability	3,947	2,591
Amortization of below-market leases, net	(693)	(1,367)
Net gains on disposition of wholly owned and partially owned assets	—	(7,520)
Other non-cash adjustments	1,247	1,645
Changes in operating assets and liabilities:
Tenant and other receivables	(8,505)	(13,862)
Prepaid assets	(57,910)	(72,347)
Other assets	(32,447)	(6,746)
Lease liabilities	4,641	4,332
Accounts payable and accrued expenses	(14,251)	(1,411)
Other liabilities	(902)	24,779
Net cash provided by operating activities	31,485	91,872

Cash Flows from Investing Activities:
Development costs and construction in progress	(75,292)	(135,550)
Additions to real estate	(51,307)	(57,032)
Investments in partially owned entities	(2,026)	(8,833)
Proceeds from maturities of U.S. Treasury bills	—	197,294
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000
Proceeds from sale of condominium units at 220 Central Park South	—	14,216
Distributions of capital from partially owned entities	—	11,559
Acquisitions of real estate and other	—	(1,000)
Net cash (used in) provided by investing activities	(128,625)	125,654
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Financing Activities:
Distributions to preferred unitholders	$(15,529)	$(15,529)
Deferred financing costs	(279)	(2,798)
Contributions from noncontrolling interests in consolidated subsidiaries	270	2,129
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(106)	(6,412)
Repayments of borrowings	—	(110,400)
Distributions to Vornado	—	(71,950)
Other financing activity, net	120	116
Net cash used in financing activities	(15,524)	(204,844)
Net (decrease) increase in cash and cash equivalents and restricted cash	(112,664)	12,682
Cash and cash equivalents and restricted cash at beginning of period	1,261,584	1,021,157
Cash and cash equivalents and restricted cash at end of period	$1,148,920	$1,033,839

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$997,002	$889,689
Restricted cash at beginning of period	264,582	131,468
Cash and cash equivalents and restricted cash at beginning of period	$1,261,584	$1,021,157

Cash and cash equivalents at end of period	$892,652	$890,957
Restricted cash at end of period	256,268	142,882
Cash and cash equivalents and restricted cash at end of period	$1,148,920	$1,033,839

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$69,970	$85,429
Cash payments for income taxes	$1,605	$2,175

Non-Cash Information:
Change in fair value of consolidated interest rate hedges and other	$48,209	$(81,536)
Accrued capital expenditures included in accounts payable and accrued expenses	44,254	70,132
Write-off of fully depreciated assets	(12,559)	(17,776)
Redeemable Class A unit measurement adjustment	(4,375)	(23,843)
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.0% of the common limited partnership interest in the Operating Partnership as of March 31, 2024. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
2.    Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three months ended March 31, 2024 and 2023 is set forth in Note 17 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2023
	Total	New York	Other		Total	New York	Other
Property rentals	$369,883	$301,531	$68,352		$376,829	$307,722	$69,107
Trade shows	5,716	—	5,716		5,048	—	5,048
Lease revenues(1)	375,599	301,531	74,068		381,877	307,722	74,155
Tenant services	9,028	6,547	2,481		9,769	7,582	2,187
Parking revenues	4,651	3,657	994		5,147	4,212	935
Rental revenues	389,278	311,735	77,543		396,793	319,516	77,277
BMS cleaning fees	35,780	38,640	(2,860)	(2)	35,328	37,678	(2,350)	(2)
Management and leasing fees	2,611	2,712	(101)		3,049	3,173	(124)
Other income	8,706	5,147	3,559		10,753	3,447	7,306
Fee and other income	47,097	46,499	598		49,130	44,298	4,832
Total revenues	$436,375	$358,234	$78,141		$445,923	$363,814	$82,109
____________________
(1)The components of lease revenues were as follows:

	For the Three Months Ended March 31,
	2024	2023
Fixed billings	$331,014	$347,914
Variable billings	41,053	37,939
Total contractual operating lease billings	372,067	385,853
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	3,635	(3,976)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(103)	—
Lease revenues	$375,599	$381,877
(2)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of March 31, 2024, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion aggregate liquidation preference of preferred equity interests in certain of the Properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
Fifth Avenue and Times Square JV operates pursuant to a limited partnership agreement (the “Partnership Agreement”) among VRLP, a wholly owned subsidiary of VRLP (“Vornado GP”) and the Investors. Vornado GP is the general partner of Fifth Avenue and Times Square JV. VRLP is jointly and severally liable with Vornado GP for Vornado GP’s obligations under the Partnership Agreement. Pursuant to the Partnership Agreement and the organizational documents of the entities owning the Properties, the Investors or directors of the entities owning the Properties appointed by the Investors, as the case may be, have the right to approve annual business plans and budgets for the Properties and certain other specified major decisions with respect to the Properties and Fifth Avenue and Times Square JV. The Partnership Agreement affords the Investors the right to remove and replace Vornado GP in the event Vornado GP or certain of its affiliates commit fraud or other bad acts in connection with Fifth Avenue and Times Square JV, become bankrupt or insolvent, or default on certain of their respective obligations under the Partnership Agreement (subject to notice and cure periods in certain circumstances). The Partnership Agreement includes (i) remedies for the failure of any partner to make a required capital contribution for necessary expenses and (ii) liquidity provisions, including transfer rights subject to mutual rights of first offer and a mutual buy-sell, customary for similar partnerships. Subject to certain limitations, either party may transfer more than 50% or control of its respective interests in Fifth Avenue and Times Square JV or exercise a buy-sell on a Property-by-Property basis (with only one property subject to a buy-sell at any time), and commencing April 18, 2029, either party may exercise a buy-sell on multiple properties concurrently. In the event the buy-sell is exercised with respect to any Property in which VRLP holds preferred equity and VRLP is the selling partner in the buy-sell, VRLP may elect whether or not to include its preferred equity in the buy-sell for the Property to be sold.
As of March 31, 2024, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $838,278,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of March 31, 2024, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of March 31, 2024, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s March 31, 2024 closing share price of $217.14, was $359,164,000, or $273,904,000 in excess of the carrying amount on our consolidated balance sheets. As of March 31, 2024, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,494,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities - continued
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2024	Balance as of
		March 31, 2024	December 31, 2023
Investments:
Fifth Avenue and Times Square JV (see page 22 for details)	51.5%	$2,241,278	$2,242,972
Partially owned office buildings/land(1)	Various	110,224	118,558
Alexander's (see page 22 for details):	32.4%	85,260	87,510
Other investments(2)	Various	162,372	161,518
		$2,599,134	$2,610,558
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(70,207)	$(69,899)
85 Tenth Avenue	49.9%	(13,852)	(11,330)
		$(84,059)	$(81,229)
____________________
(1)Includes interests in 280 Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2024	For the Three Months Ended March 31,
		2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 22 for details):
Equity in net income	51.5%	$9,291	$10,199
Return on preferred equity, net of our share of the expense		9,328	9,226
		18,619	19,425
Alexander's (see page 22 for details):
Equity in net income	32.4%	5,154	3,571
Management, leasing and development fees		1,180	1,173
		6,334	4,744

Partially owned office buildings(1)	Various	(10,403)	(8,963)

Other investments(2)	Various	1,729	1,460

		$16,279	$16,666
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	March 31, 2024	December 31, 2023
Identified intangible assets:
Gross amount	$226,528	$225,671
Accumulated amortization	(101,641)	(98,589)
Total, net	$124,887	$127,082
Identified intangible liabilities (included in deferred revenue):
Gross amount	$210,746	$206,771
Accumulated amortization	(183,432)	(178,282)
Total, net	$27,314	$28,489
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $693,000 and $1,367,000 for the three months ended March 31, 2024 and 2023, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,711,000 and $1,987,000 for the three months ended March 31, 2024 and 2023, respectively.
7.    Debt
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of March 31, 2024(1)	Balance as of
		March 31, 2024	December 31, 2023
Mortgages Payable:
Fixed rate(2)	3.87%	$4,517,750	$4,518,200
Variable rate(3)	6.22%	1,211,865	1,211,415
Total	4.37%	5,729,615	5,729,615
Deferred financing costs, net and other		(38,976)	(41,595)
Total, net		$5,690,639	$5,688,020
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(5,617)	(6,127)
Senior unsecured notes, net		1,194,383	1,193,873

Unsecured term loan	4.78%	800,000	800,000
Deferred financing costs, net and other		(5,094)	(5,441)
Unsecured term loan, net		794,906	794,559

Unsecured revolving credit facilities	3.87%	575,000	575,000

Total, net		$2,564,289	$2,563,432
____________________
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of March 31, 2024, $1,034,119 of our variable rate debt is subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.50% and a weighted average remaining term of eight months.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$483,786	$348,692
Net (loss) income	(786)	429
Other comprehensive income (loss)	3,682	(6,080)
Distributions	(28)	(5,601)
Redemption of Class A units for Vornado common shares, at redemption value	(2,489)	(187)
Redeemable Class A unit measurement adjustment	4,375	23,843
Other, net	7,427	(9,353)
Ending balance	$495,967	$351,743
As of March 31, 2024 and December 31, 2023, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $492,432,000 and $480,251,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,383,000 and $49,386,000 as of March 31, 2024 and December 31, 2023, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building (the "Farley Project"). As of March 31, 2024, a historic tax credit investor (the "Tax Credit Investor") has funded $205,068,000 of capital contributions to the Farley Project in connection with the development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three months ended March 31, 2024 and 2023.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$154,662	$88,040
Net loss	(7,487)	(9,244)
Ending balance	$147,175	$78,796

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended March 31,
	2024	2023
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$0.375
Preferred shares/units(1):
Convertible preferred:
6.5% Series A: authorized 12,902 shares/units(2)	0.8125	0.8125
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781
____________________
(1)Preferred share dividends/preferred unit distributions are cumulative and are payable quarterly in arrears.
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
We anticipate that we will pay a common share dividend for 2024 in the fourth quarter, subject to approval by our Board of Trustees.
Share Repurchase Program
In April 2023, our Board of Trustees authorized a share repurchase plan under which Vornado is authorized to repurchase up to $200,000,000 of its outstanding common shares. To the extent Vornado repurchases any of its common shares, in order to fund the common share repurchase and maintain the one-to-one ratio of the number of Vornado common shares outstanding and the number of Class A units owned by Vornado, the Operating Partnership will repurchase from Vornado an equal number of its Class A units at the same price.
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
During the three months ended March 31, 2024, no shares were repurchased. In total, Vornado has repurchased 2,024,495 common shares at an average price per share of $14.40. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of March 31, 2024, $170,857,000 remained available and authorized for repurchases.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Stock-based Compensation
Vornado’s 2023 Omnibus Share Plan provides the Compensation Committee of Vornado’s Board of Trustees the ability to grant incentive and non-qualified Vornado stock options, restricted Vornado common shares, restricted Operating Partnership units (“LTIP Units”), out-performance plan awards (“OPP Units”), appreciation-only long-term incentive plan units (“AO LTIP Units”), performance conditioned appreciation-only long-term incentive plan units (“Performance AO LTIP Units”), and long-term performance plan units (“LTPP Units”) to certain of our employees and officers.
Below is a summary of our stock-based compensation expense, a component of “general and administrative” expense on our consolidated statements of income.

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Performance AO LTIP Units	$3,463	$—
LTIP Units	3,218	6,308
LTPP Units	630	3,924
OPP Units	208	1,365
Other	—	117
	$7,519	$11,714
11.    (Loss) Income Per Share/(Loss) Income Per Class A Unit
Vornado Realty Trust
Basic net (loss) income per common share is computed by dividing (i) net (loss) income attributable to common stockholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted (loss) income per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted (loss) income per share using the if-converted method, if the effect is dilutive. Net (loss) income is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on (loss) income per common share.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Vornado	$6,495	$20,697
Preferred share dividends	(15,529)	(15,529)
Net (loss) income attributable to common shareholders	(9,034)	5,168
Distributions and earnings allocated to unvested participating securities	—	(1)
Numerator for basic and diluted (loss) income per common share	$(9,034)	$5,167

Denominator:
Denominator for basic (loss) income per common share - weighted average shares	190,429	191,869
Effect of dilutive securities(1):
Share-based awards	—	12
Denominator for diluted (loss) income per common share - weighted average shares and assumed conversions	190,429	191,881

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.05)	$0.03
Diluted	$(0.05)	$0.03
_____________________________________
(1)The calculation of diluted loss per share for the three months ended March 31, 2024 excluded the following potential common shares as their inclusion would be antidilutive: (i) 13,777 Performance AO LTIP Units with an exercise price of $16.87, (ii) 1,749 common share equivalents of our convertible securities, and (iii) 556 LTPP Units deemed earned if the end of the reporting period were the end of the performance period.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
11.    (Loss) Income Per Share/(Loss) Income Per Class A Unit - continued
Vornado Realty L.P.
Basic net (loss) income per Class A unit is computed by dividing (i) net (loss) income attributable to Class A unitholders after allocation of distributions and undistributed earnings to participating securities by (ii) the weighted average number of Class A units outstanding for the period. Diluted earnings per unit reflects the dilutive impact of potential Class A units and is computed after allocation of earnings to participating securities. VRLP’s participating securities include unvested LTIP Units and LTPP Units for which the applicable performance vesting conditions were satisfied. Equity awards subject to market and/or performance vesting conditions, including Vornado stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units, are included in the calculation of diluted (loss) income per Class A unit using the treasury stock method, if the effect is dilutive. Convertible securities, including Series A convertible preferred units, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted (loss) income per Class A unit using the if-converted method, if the effect is dilutive.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Vornado Realty L.P.	$5,709	$21,126
Preferred unit distributions	(15,558)	(15,558)
Net (loss) income attributable to Class A unitholders	(9,849)	5,568
Distributions and earnings allocated to participating securities	—	(340)
Numerator for basic and diluted (loss) income per Class A unit	$(9,849)	$5,228

Denominator:
Denominator for basic (loss) income per Class A unit – weighted average units	204,873	205,802
Effect of dilutive securities(1):
Unit-based payment awards	—	12
Denominator for diluted (loss) income per Class A unit – weighted average units and assumed conversions	204,873	205,814

(LOSS) INCOME PER CLASS A UNIT:
Basic	$(0.05)	$0.03
Diluted	$(0.05)	$0.03
____________________
(1)The calculation of diluted loss per Class A unit for the three months ended March 31, 2024 excluded the following potential Class A units as their inclusion would be antidilutive: (i) 13,777 Performance AO LTIP Units with an exercise price of $16.87, (ii) 1,749 Class A unit equivalents of our convertible securities, and (iii) 556 LTPP Units deemed earned if the end of the reporting period were the end of the performance period.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of March 31, 2024 and December 31, 2023, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of March 31, 2024 and December 31, 2023, the carrying amount of assets related to our unconsolidated VIEs was $115,386,000 and $109,220,000, respectively, included in “investments in partially owned entities” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of March 31, 2024 and December 31, 2023 was $183,476,000 and $196,394,000, respectively, which includes our completion guarantee provided to the lender of the Pier 94 JV.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Project and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of March 31, 2024, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,887,050,000 and $2,733,197,000, respectively. As of December 31, 2023, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,901,150,000 and $2,735,826,000, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (ii) loans receivable (for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10")), (iii) interest rate swaps and caps and (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($5,296 included in restricted cash and $103,623 in other assets)	$108,919	$60,375	$—	$48,544
Loans receivable (included in investments in partially owned entities)	32,984	—	—	32,984
Interest rate swaps and caps designated as a hedge (included in other assets)	168,853	—	168,853	—
Interest rate caps not designated as a hedge (included in other assets)	2,472	—	2,472	—
Total assets	$313,228	$60,375	$171,325	$81,528

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
Sold interest rate caps not designated as a hedge (included in other liabilities)	2,438	—	2,438	—
Total liabilities	$51,821	$49,383	$2,438	$—

(Amounts in thousands)	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($26,363 included in restricted cash and $78,883 in other assets)	$105,246	$58,956	$—	$46,290
Loans receivable (included in investments in partially owned entities)	32,984	—	—	32,984
Interest rate swaps and caps designated as a hedge (included in other assets)	138,772	—	138,772	—
Interest rate caps not designated as a hedge (included in other assets)	4,154	—	4,154	—
Total assets	$281,156	$58,956	$142,926	$79,274

Mandatorily redeemable instruments (included in other liabilities)	$49,386	$49,386	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	7,239	—	7,239	—
Sold interest rate caps not designated as a hedge (included in other liabilities)	4,092	—	4,092	—
Total liabilities	$60,717	$49,386	$11,331	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31, 2024

Beginning balance	$46,290
Purchases	1,118
Sales	(1,876)
Realized and unrealized gains	2,272
Other, net	740
Ending balance	$48,544

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2024 and December 31, 2023.

(Amounts in thousands)	As of March 31, 2024					As of December 31, 2023
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Asset	Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	2.29%	05/24	$5,187	$15,494	$—
Forward swap (effective 05/24)	840,000	(1)	6.03%	05/26	6,108	—	6,091
770 Broadway mortgage loan	700,000		4.98%	07/27	29,953	20,306	—
PENN 11 mortgage loan	500,000	(2)	6.28%	10/25	3,247	4,702	1,148
Unsecured revolving credit facility	575,000		3.87%	08/27	25,251	17,064	—
Unsecured term loan	700,000		4.52%	(3)	18,577	11,089	—
100 West 33rd Street mortgage loan	480,000		5.06%	06/27	10,826	3,550	—
888 Seventh Avenue mortgage loan	200,000	(4)	4.76%	09/27	7,299	4,340	—
4 Union Square South mortgage loan	97,750	(5)	3.74%	01/25	2,048	2,327	—
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(6)	11/25	54,223	53,784	—
One Park Avenue mortgage loan	525,000		(7)	03/25	5,464	5,297	—
Various mortgage loans					670	819	—
					$168,853	$138,772	$7,239
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)In January 2024, we entered into an interest rate swap arrangement for $250,000 of the $500,000 PENN 11 mortgage loan. Together with the existing swap arrangement the loan will bear interest at an all-in swapped rate of 6.28% through October 2025.
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

(4)The remaining $59,800 mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (7.13% as of March 31, 2024).
(5)The remaining $22,250 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.83% as of March 31, 2024).
(6)SOFR cap strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment in November 2023, of which $18,930 was attributable to noncontrolling interests.
(7)SOFR cap strike rate of 3.89%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of March 31, 2024.
As of December 31, 2023, we had $76,570,000 of assets measured at fair value on a nonrecurring basis, comprised of $55,097,000 of consolidated real estate assets and $21,473,000 of investments in partially owned entities. These assets were written down to estimated fair value for impairment purposes and were classified as Level 3 investments. The fair values of these assets were measured using discounted cash flow analyses and the significant unobservable quantitative inputs in the table below.

	As of December 31, 2023
Unobservable Quantitative Input	Range	Weighted Average (based on fair value of investments)
Discount rates	7.50% - 8.00%	7.99%
Terminal capitalization rates	5.50%	5.50%
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government) and our secured and unsecured debt. The fair values of these instruments are estimated using discounted cash flow analyses provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair value of our secured debt and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments.

(Amounts in thousands)	As of March 31, 2024			As of December 31, 2023
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$675,125		$675,000	$825,720		$826,000
Debt:
Mortgages payable	$5,729,615		$5,570,000	$5,729,615		$5,569,000
Senior unsecured notes	1,200,000		1,080,000	1,200,000		1,069,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,304,615	(1)	$8,025,000	$8,304,615	(1)	$8,013,000
____________________
(1)Excludes $49,687 and $53,163 of deferred financing costs, net and other as of March 31, 2024 and December 31, 2023, respectively.
14.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Interest on cash and cash equivalents and restricted cash	$11,689	$5,674
Income (loss) from real estate fund investments	35	(19)
Amortization of discount on investments in U.S. Treasury bills	—	3,445
Interest on loans receivable	—	484
	$11,724	$9,584
15.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Interest expense	$97,691	$89,081
Capitalized interest and debt expense	(12,564)	(8,857)
Amortization of deferred financing costs	5,351	6,013
	$90,478	$86,237

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
16.    Commitments and Contingencies
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000 includes communicable disease coverage and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of March 31, 2024, the aggregate dollar amount of these guarantees was approximately $1,177,000,000, primarily comprised of payment guarantees for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street, and 435 Seventh Avenue and the completion guarantee provided to the lender of the Pier 94 JV. Other than these loans, our mortgage loans are non-recourse to us.
As of March 31, 2024, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
16. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2024, the Tax Credit Investor has made $205,068,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. As of March 31, 2024, our share of unfunded commitments to the Fund was $5,769,000.
As of March 31, 2024, we had construction commitments aggregating approximately $70,625,000.
17.    Segment Information
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
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended March 31, 2024
	Total	New York	Other
Total revenues	$436,375	$358,234	$78,141
Operating expenses	(226,224)	(188,278)	(37,946)
NOI - consolidated	210,151	169,956	40,195
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,396)	(4,536)	(6,860)
Add: NOI from partially owned entities	70,369	67,709	2,660
NOI at share	269,124	233,129	35,995
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,511)	(2,335)	824
NOI at share - cash basis	$267,613	$230,794	$36,819

(Amounts in thousands)	For the Three Months Ended March 31, 2023
	Total	New York	Other
Total revenues	$445,923	$363,814	$82,109
Operating expenses	(228,773)	(188,321)	(40,452)
NOI - consolidated	217,150	175,493	41,657
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,764)	(4,823)	(6,941)
Add: NOI from partially owned entities	68,097	65,324	2,773
NOI at share	273,483	235,994	37,489
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	5,052	5,033	19
NOI at share - cash basis	$278,535	$241,027	$37,508

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    Segment Information - continued
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Net (loss) income	$(6,273)	$11,198
Depreciation and amortization expense	108,659	106,565
General and administrative expense	37,897	41,595
Transaction related costs and other	653	658
Income from partially owned entities	(16,279)	(16,666)
Interest and other investment income, net	(11,724)	(9,584)
Interest and debt expense	90,478	86,237
Net gains on disposition of wholly owned and partially owned assets	—	(7,520)
Income tax expense	6,740	4,667
NOI from partially owned entities	70,369	68,097
NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,396)	(11,764)
NOI at share	269,124	273,483
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,511)	5,052
NOI at share - cash basis	$267,613	$278,535
18.     Subsequent Events
280 Park Avenue
On April 4, 2024, a joint venture, in which we have a 50% interest, amended and extended the $1,075,000,000 mortgage loan on 280 Park Avenue. The maturity date on the amended loan was extended to September 2026, with options to fully extend to September 2028, subject to certain conditions. The interest rate on the amended loan remains at SOFR plus 1.78%. Additionally, on April 4, 2024, the joint venture amended and extended the $125,000,000 mezzanine loan, and subsequently repaid the loan for $62,500,000.
435 Seventh Avenue
On April 9, 2024, we completed a $75,000,000 refinancing of 435 Seventh Avenue, of which $37,500,000 is recourse to the Operating Partnership. The interest-only loan bears a rate of SOFR plus 2.10% and matures in April 2028. The interest rate on the loan was swapped to a fixed rate of 6.96% through April 2026. The loan replaces the previous $95,696,000 fully recourse loan, which bore interest at SOFR plus 1.41%.
220 Central Park South (“220 CPS”)
On April 12, 2024, we closed on the sale of two condominium units at 220 CPS for net proceeds of $31,605,000; four units remain unsold.
Unsecured Revolving Credit Facility
On May 3, 2024, we extended one of our two unsecured revolving credit facilities to April 2029 (as fully extended). The new $915,000,000 facility replaces the existing $1.25 billion facility that was due to mature in April 2026. The new facility currently bears interest at a rate of SOFR plus 1.20% with a facility fee of 25 basis points. Our $1.25 billion revolving credit facility matures in December 2027 (as fully extended) and has an interest rate of SOFR plus 1.14% and a facility fee of 25 basis points.
Alexander’s
On May 3, 2024, Alexander’s, in which we own a 32.4% common equity interest, and Bloomberg L.P. reached an agreement to extend the leases covering approximately 947,000 square feet at 731 Lexington Avenue that were scheduled to expire in February 2029 for a term of eleven years to February 2040.
We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Under the agreements in effect prior to May 1, 2024, in the event third-party real estate brokers were used, the fees due to us increased by 1% and we were responsible for the payment of fees to the third-party real estate brokers (“Third-Party Lease Commissions”). On May 1, 2024, our Board of Trustees approved amendments to the leasing agreements, subject to applicable consents from Alexander’s lenders, pursuant to which Alexander’s is directly responsible for any Third-Party Lease Commissions and, in such circumstances, our fee is 33% of the applicable Third-Party Lease Commissions.
In connection with the lease amendments discussed above, Alexander’s will pay a leasing commission to a third-party real estate broker and pay us a $5,500,000 leasing commission override.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of March 31, 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of March 31, 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2023 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
May 6, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2024. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.0% of the common limited partnership interest in the Operating Partnership as of March 31, 2024. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding these factors.
Our business has been, and may continue to be, affected by the increase in interest rates and inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.
Vornado Realty Trust
Quarter Ended March 31, 2024 Financial Results Summary
Net loss attributable to common shareholders for the quarter ended March 31, 2024 was $9,034,000, or $0.05 per diluted share, compared to net income attributable to common shareholders of $5,168,000, or $0.03 per diluted share, for the prior year’s quarter.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2024 was $104,129,000, or $0.53 per diluted share, compared to $119,083,000, or $0.61 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2024 and 2023 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2024 by $4,718,000, or $0.02 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions by $2,795,000, or $0.01 per diluted share, for the quarter ended March 31, 2023.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	$4,134	$2,875
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	—	(6,173)
Other	1,009	288
	5,143	(3,010)
Noncontrolling interests' share of above adjustments	(425)	215
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$4,718	$(2,795)
Same Store Net Operating Income (“NOI”) At Share
The percentage decrease in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

Three months ended March 31, 2024 compared to March 31, 2023	Total	New York	THE MART	555 California Street
Same store NOI at share % decrease	(4.8)%	(4.6)%	(10.0)%	(2.4)%
Same store NOI at share - cash basis % decrease	(5.0)%	(5.1)%	(3.3)%	(4.4)%

Calculations of same store NOI at share, reconciliations of our net (loss) income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - continued

Financings
280 Park Avenue
On April 4, 2024, a joint venture, in which we have a 50% interest, amended and extended the $1,075,000,000 mortgage loan on 280 Park Avenue. The maturity date on the amended loan was extended to September 2026, with options to fully extend to September 2028, subject to certain conditions. The interest rate on the amended loan remains at SOFR plus 1.78%. Additionally, on April 4, 2024, the joint venture amended and extended the $125,000,000 mezzanine loan, and subsequently repaid the loan for $62,500,000.
435 Seventh Avenue
On April 9, 2024, we completed a $75,000,000 refinancing of 435 Seventh Avenue, of which $37,500,000 is recourse to the Operating Partnership. The interest-only loan bears a rate of SOFR plus 2.10% and matures in April 2028. The interest rate on the loan was swapped to a fixed rate of 6.96% through April 2026. The loan replaces the previous $95,696,000 fully recourse loan, which bore interest at SOFR plus 1.41%.
Unsecured Revolving Credit Facility
On May 3, 2024, we extended one of our two unsecured revolving credit facilities to April 2029 (as fully extended). The new $915,000,000 facility replaces the existing $1.25 billion facility that was due to mature in April 2026. The new facility currently bears interest at a rate of SOFR plus 1.20% with a facility fee of 25 basis points. Our $1.25 billion revolving credit facility matures in December 2027 (as fully extended) and has an interest rate of SOFR plus 1.14% and a facility fee of 25 basis points.
Interest Rate Hedging
We entered into the following interest rate swap and cap arrangements during the three months ended March 31, 2024. See Note 13 - Fair Value Measurements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our consolidated hedging instruments:

(Amounts in thousands)	Notional Amount (at share)	All-In Swapped Rate	Expiration Date	Variable Rate Spread
Interest rate swaps:
PENN 11(1)	$250,000	6.21%	10/25	S+206

		Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	$75,543	4.39%	01/26	S+146
____________________
(1)Together with the existing $250,000 swap arrangement on the $500,000 PENN 11 mortgage loan, the loan will bear interest at an all-in swapped rate of 6.28% through October 2025.
Dispositions
On April 12, 2024, we closed on the sale of two condominium units at 220 CPS for net proceeds of $31,605,000; four units remain unsold.
Alexander’s
On May 3, 2024, Alexander’s, Inc. (“Alexander’s”), in which we own a 32.4% common equity interest, and Bloomberg L.P. reached an agreement to extend the leases covering approximately 947,000 square feet at 731 Lexington Avenue that were scheduled to expire in February 2029 for a term of eleven years to February 2040.

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
For the Three Months Ended March 31, 2024:
•291,000 square feet of New York Office space (250,000 square feet at share) at an initial rent of $89.23 per square foot and a weighted average lease term of 11.1 years. The changes in the GAAP and cash mark-to-market rent on the 95,000 square feet of second generation space were positive 2.8% and positive 2.4%, respectively. Tenant improvements and leasing commissions were $12.98 per square foot per annum, or 14.5% of initial rent.
•36,000 square feet of New York Retail space (33,000 square feet at share) at an initial rent of $253.83 per square foot and a weighted average lease term of 3.8 years. The changes in the GAAP and cash mark-to-market rent on the 27,000 square feet of second generation space were positive 4.4% and negative 18.1%, respectively. Tenant improvements and leasing commissions were $29.16 per square foot per annum, or 11.5% of initial rent.
•51,000 square feet at THE MART (all at share) at an initial rent of $64.02 per square foot and a weighted average lease term of 4.5 years. The changes in the GAAP and cash mark-to-market rent on the 43,000 square feet of second generation space were positive 6.4% and negative 0.1%, respectively. Tenant improvements and leasing commissions were $8.37 per square foot per annum, or 13.1% of initial rent.
•41,000 square feet at 315 Montgomery Street in San Francisco (29,000 square feet at share) at an initial rent of $67.57 per square foot and a weighted average lease term of 5.4 years. The changes in the GAAP and cash mark-to-market rent on the 29,000 square feet of second generation space were negative 25.3% and negative 30.1%, respectively. Tenant improvements and leasing commissions were $4.01 per square foot per annum, or 5.9% of initial rent.

Overview - continued

Square Footage (in service) and Occupancy as of March 31, 2024

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,609	15,909	89.3%
Retail (includes retail properties that are in the base of our office properties)	50	(1)	2,124	1,685	75.0%
Residential - 1,974 units(2)	5	(1)	1,479	745	97.5%	(2)
Alexander's	5		2,316	750	92.5%	(2)
			24,528	19,089	88.2%
Other:
THE MART	3		3,688	3,679	77.6%
555 California Street	3		1,820	1,274	94.5%
Other	11		2,537	1,202	87.2%
			8,045	6,155

Total square feet as of March 31, 2024			32,573	25,244
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2023

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,699	16,001	90.7%
Retail (includes retail properties that are in the base of our office properties)	50	(1)	2,123	1,684	74.9%
Residential - 1,974 units(2)	5	(1)	1,479	745	96.8%	(2)
Alexander's	5		2,331	755	92.6%	(2)
			24,632	19,185	89.4%
Other:
THE MART	3		3,688	3,679	79.2%
555 California Street	3		1,819	1,274	94.5%
Other	11		2,537	1,202	91.9%
			8,044	6,155

Total square feet as of December 31, 2023			32,676	25,340
____________________
(1)Reflects the Office, Retail and Residential space within our 65 total New York properties as of March 31, 2024 and December 31, 2023.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. For the three months ended March 31, 2024, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended March 31, 2024 and 2023
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended March 31, 2024
	Total	New York	Other
Total revenues	$436,375	$358,234	$78,141
Operating expenses	(226,224)	(188,278)	(37,946)
NOI - consolidated	210,151	169,956	40,195
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,396)	(4,536)	(6,860)
Add: NOI from partially owned entities	70,369	67,709	2,660
NOI at share	269,124	233,129	35,995
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,511)	(2,335)	824
NOI at share - cash basis	$267,613	$230,794	$36,819

(Amounts in thousands)	For the Three Months Ended March 31, 2023
	Total	New York	Other
Total revenues	$445,923	$363,814	$82,109
Operating expenses	(228,773)	(188,321)	(40,452)
NOI - consolidated	217,150	175,493	41,657
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,764)	(4,823)	(6,941)
Add: NOI from partially owned entities	68,097	65,324	2,773
NOI at share	273,483	235,994	37,489
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	5,052	5,033	19
NOI at share - cash basis	$278,535	$241,027	$37,508

NOI At Share by Segment for the Three Months Ended March 31, 2024 and 2023 - continued
The elements of our New York and Other NOI at share for the three months ended March 31, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
New York:
Office	$167,988	$174,270
Retail	47,466	47,196
Residential	5,968	5,458
Alexander's	11,707	9,070
Total New York	233,129	235,994

Other:
THE MART	14,486	15,409
555 California Street	16,529	16,929
Other investments	4,980	5,151
Total Other	35,995	37,489

NOI at share	$269,124	$273,483

The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
New York:
Office	$166,370	$182,081
Retail	43,873	44,034
Residential	5,690	5,051
Alexander's	14,861	9,861
Total New York	230,794	241,027

Other:
THE MART	14,949	14,675
555 California Street	16,938	17,718
Other investments	4,932	5,115
Total Other	36,819	37,508

NOI at share - cash basis	$267,613	$278,535

NOI At Share by Segment for the Three Months Ended March 31, 2024 and 2023 - continued
Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended March 31, 2024 and 2023
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Net (loss) income	$(6,273)	$11,198
Depreciation and amortization expense	108,659	106,565
General and administrative expense	37,897	41,595
Transaction related costs and other	653	658
Income from partially owned entities	(16,279)	(16,666)
Interest and other investment income, net	(11,724)	(9,584)
Interest and debt expense	90,478	86,237
Net gains on disposition of wholly owned and partially owned assets	—	(7,520)
Income tax expense	6,740	4,667
NOI from partially owned entities	70,369	68,097
NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,396)	(11,764)
NOI at share	269,124	273,483
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,511)	5,052
NOI at share - cash basis	$267,613	$278,535
NOI At Share by Region

	For the Three Months Ended March 31,
	2024	2023
Region:
New York City metropolitan area	88%	88%
Chicago, IL	6%	6%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Three Months Ended March 31, 2024 Compared to March 31, 2023
Revenues
Our revenues were $436,375,000 for the three months ended March 31, 2024 compared to $445,923,000 for the prior year’s quarter, a decrease of $9,548,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$2,212	$2,216	$(4)
Development and redevelopment	3,307	3,307	—
Trade shows	668	—	668
Same store operations	(13,702)	(13,304)	(398)
	(7,515)	(7,781)	266
Fee and other income:
BMS cleaning fees	452	962	(510)
Management and leasing fees	(438)	(461)	23
Other income	(2,047)	1,700	(3,747)
	(2,033)	2,201	(4,234)

Total decrease in revenues	$(9,548)	$(5,580)	$(3,968)
Expenses
Our expenses were $377,953,000 for the three months ended March 31, 2024, compared to $381,319,000 for the prior year’s quarter, a decrease of $3,366,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(1,104)	$(408)	$(696)
Development and redevelopment	148	148	—
Non-reimbursable expenses	(579)	(579)	—
Trade shows	480	—	480
BMS expenses	(670)	(160)	(510)
Same store operations	(824)	956	(1,780)
	(2,549)	(43)	(2,506)
Depreciation and amortization:
Acquisitions, dispositions and other	(1,254)	(1,254)	—
Development and redevelopment	152	152	—
Same store operations	3,196	2,637	559
	2,094	1,535	559

General and administrative	(3,698)	41	(3,739)

Expense from deferred compensation plan liability	792	—	792

Transaction related costs and other	(5)	(10)	5

Total (decrease) increase in expenses	$(3,366)	$1,523	$(4,889)

Results of Operations – Three Months Ended March 31, 2024 Compared to March 31, 2023 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2024	For the Three Months Ended March 31,
		2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$9,291	$10,199
Return on preferred equity, net of our share of the expense		9,328	9,226
		18,619	19,425
Partially owned office buildings(1)	Various	(10,403)	(8,963)
Alexander's	32.4%	6,334	4,744
Other investments(2)	Various	1,729	1,460
		$16,279	$16,666
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended March 31,
	2024	2023
Interest on cash and cash equivalents and restricted cash	$11,689	$5,674
Income (loss) from real estate fund investments	35	(19)
Amortization of discount on investments in U.S. Treasury bills	—	3,445
Interest on loans receivable	—	484
	$11,724	$9,584
Interest and Debt Expense
Interest and debt expense for the three months ended March 31, 2024 was $90,478,000 compared to $86,237,000 for the prior year’s quarter, an increase of $4,241,000. This was primarily due to higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, partially offset by higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
During the three months ended March 31, 2023, we recognized a net gain of $7,520,000 resulting from the sale of a condominium unit at 220 CPS.
Income Tax Expense
Income tax expense for the three months ended March 31, 2024 was $6,740,000 compared to $4,667,000 for the prior year’s quarter, an increase of $2,073,000. This was primarily due to higher income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $11,982,000 for the three months ended March 31, 2024, compared to $9,928,000 for the prior year’s quarter, an increase of $2,054,000. This was primarily due to higher average interest rates on mortgage loans of our non-wholly owned consolidated subsidiaries.

Results of Operations – Three Months Ended March 31, 2024 Compared to March 31, 2023
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended March 31, 2024 compared to March 31, 2023.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended March 31, 2024	$269,124	$233,129	$14,486	$16,529	$4,980
Less NOI at share from:
Development properties	(7,958)	(7,958)	—	—	—
Other non-same store income, net	(6,045)	(1,058)	(7)	—	(4,980)
Same store NOI at share for the three months ended March 31, 2024	$255,121	$224,113	$14,479	$16,529	$—

NOI at share for the three months ended March 31, 2023	$273,483	$235,994	$15,409	$16,929	$5,151
Less NOI at share from:
Dispositions	114	(570)	684	—	—
Development properties	(4,331)	(4,331)	—	—	—
Other non-same store (income) expense, net	(1,414)	3,737	—	—	(5,151)
Same store NOI at share for the three months ended March 31, 2023	$267,852	$234,830	$16,093	$16,929	$—

Decrease in same store NOI at share	$(12,731)	$(10,717)	$(1,614)	$(400)	$—

% decrease in same store NOI at share	(4.8)%	(4.6)%	(10.0)%	(2.4)%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2024	$267,613	$230,794	$14,949	$16,938	$4,932
Less NOI at share - cash basis from:
Development properties	(5,970)	(5,970)	—	—	—
Other non-same store income, net	(6,602)	(1,663)	(7)	—	(4,932)
Same store NOI at share - cash basis for the three months ended March 31, 2024	$255,041	$223,161	$14,942	$16,938	$—

NOI at share - cash basis for the three months ended March 31, 2023	$278,535	$241,027	$14,675	$17,718	$5,115
Less NOI at share - cash basis from:
Dispositions	47	(728)	775	—	—
Development properties	(4,146)	(4,146)	—	—	—
Other non-same store income, net	(6,069)	(954)	—	—	(5,115)
Same store NOI at share - cash basis for the three months ended March 31, 2023	$268,367	$235,199	$15,450	$17,718	$—

Decrease in same store NOI at share - cash basis	$(13,326)	$(12,038)	$(508)	$(780)	$—

% decrease in same store NOI at share - cash basis	(5.0)%	(5.1)%	(3.3)%	(4.4)%	0.0%

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
As of March 31, 2024, we had $3.0 billion of liquidity comprised of $1.1 billion of cash and cash equivalents and restricted cash and $1.9 billion available on our $2.5 billion revolving credit facilities. Following the May 2024 amendment and extension of one of our two revolving credit facilities, we had $2.7 billion of liquidity. The ongoing challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2024 in the fourth quarter, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase program. As of March 31, 2024, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,148,920,000 as of March 31, 2024, a $112,664,000 decrease from the balance as of December 31, 2023.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2024	2023
Net cash provided by operating activities	$31,485	$91,872	$(60,387)
Net cash (used in) provided by investing activities	(128,625)	125,654	(254,279)
Net cash used in financing activities	(15,524)	(204,844)	189,320
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the three months ended March 31, 2024, net cash provided by operating activities of $31,485,000 was comprised of $140,859,000 of cash from operations, including distributions of income from partially owned entities of $30,438,000, and a net decrease of $109,374,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow (used in) provided by investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash (used in) provided by investing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2024	2023
Development costs and construction in progress	$(75,292)	$(135,550)	$60,258
Additions to real estate	(51,307)	(57,032)	5,725
Investments in partially owned entities	(2,026)	(8,833)	6,807
Proceeds from maturities of U.S. Treasury bills	—	197,294	(197,294)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000	(105,000)
Proceeds from sale of condominium units at 220 Central Park South	—	14,216	(14,216)
Distributions of capital from partially owned entities	—	11,559	(11,559)
Acquisitions of real estate and other	—	(1,000)	1,000
Net cash (used in) provided by investing activities	$(128,625)	$125,654	$(254,279)

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2024	2023
Dividends paid on preferred shares/Distributions to preferred unitholders	$(15,529)	$(15,529)	$—
Deferred financing costs	(279)	(2,798)	2,519
Contributions from noncontrolling interests in consolidated subsidiaries	270	2,129	(1,859)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(106)	(6,412)	6,306
Repayments of borrowings	—	(110,400)	110,400
Dividends paid on common shares/Distributions to Vornado	—	(71,950)	71,950
Other financing activity, net	120	116	4
Net cash used in financing activities	$(15,524)	$(204,844)	$189,320
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
PENN District
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $659,108,000 of cash has been expended as of March 31, 2024.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $52,785,000 of cash has been expended as of March 31, 2024.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties (“HPP”) and Blackstone Inc. (together, “HPP/BX”), formed a joint venture to develop Sunset Pier 94 Studios (“Pier 94 JV”), a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing and $166,800,000 of equity contributions. Our share of equity contributions will be funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. To date, HPP/BX has funded cash contributions equal to Vornado’s cash contributions. Future equity will be funded by HPP/BX and Vornado in accordance with each partner’s respective ownership interest. We have funded $7,994,000 of cash contributions as of March 31, 2024.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures - continued
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street. In connection therewith, we entered into a joint venture with Rudin (the “Vornado/Rudin JV”) that purchased 39 East 51st Street for $40,000,000, funded on a 50/50 basis by Vornado and Rudin. 39 East 51st Street will be combined with 350 Park Avenue and 40 East 52nd Street to create a premier development site (the “350 Park Site”). From October 2024 to June 2030, an affiliate of KG will have the option to either (i) acquire a 60% interest in a joint venture with the Vornado/Rudin JV (with Vornado having an effective 36% interest in the entity) to build a new 1,700,000 square foot office tower, valuing the 350 Park Site at $1.2 billion or (ii) purchase the 350 Park Site for $1.4 billion ($1.085 billion to Vornado). From October 2024 to September 2030, the Vornado/Rudin JV will have the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado).
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000 includes communicable disease coverage and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
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

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
In January 2022, we exercised the second of three 25-year renewal options on our PENN 1 ground lease. The first renewal option period commenced June 2023 and, together with the second option exercise, extends the lease term through June 2073. The ground lease is subject to fair market value resets at each 25-year renewal period. The rent reset process for the June 2023 renewal period is currently ongoing and the timing is uncertain. The final fair market value determination may be materially higher or lower than our January 2022 estimate.
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of March 31, 2024, the aggregate dollar amount of these guarantees was approximately $1,177,000,000, primarily comprised of payment guarantees for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street, and 435 Seventh Avenue and the completion guarantee provided to the lender of the Pier 94 JV. Other than these loans, our mortgage loans are non-recourse to us.
As of March 31, 2024, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2024, the Tax Credit Investor has made $205,068,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. As of March 31, 2024, our share of unfunded commitments to the Fund was $5,769,000.
As of March 31, 2024, we had construction commitments aggregating approximately $70,625,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 11 – (Loss) Income Per Share/(Loss) Income Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three months ended March 31, 2024 and 2023.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2024	2023
Reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net (loss) income attributable to common shareholders	$(9,034)	$5,168
Per diluted share	$(0.05)	$0.03
FFO adjustments:
Depreciation and amortization of real property	$96,783	$94,792
Our share of partially owned entities:
Depreciation and amortization of real property	26,163	27,469
	122,946	122,261
Noncontrolling interests' share of above adjustments	(10,171)	(8,746)
FFO adjustments, net	$112,775	$113,515

FFO attributable to common shareholders	$103,741	$118,683
Impact of assumed conversion of dilutive convertible securities	388	400
FFO attributable to common shareholders plus assumed conversions	$104,129	$119,083
Per diluted share	$0.53	$0.61

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	190,429	191,869
Effect of dilutive securities:
Share-based payment awards	4,204	70
Convertible securities	1,848	2,470
Denominator for FFO per diluted share	196,481	194,409

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of March 31, 2024
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$6,992,750	3.79%	$—
Variable rate(4)	1,311,865	6.25%	3,065
	$8,304,615	4.18%	$3,065
Pro rata share of debt of non-consolidated entities:
Fixed rate(2)	$1,201,219	3.87%	$—
Variable rate(5)	1,452,826	6.60%	7,857
	$2,654,045	5.36%	$7,857
Noncontrolling interests' share of consolidated subsidiaries			(288)
Total change in annual net income attributable to the Operating Partnership			10,634
Noncontrolling interests’ share of the Operating Partnership			(879)
Total change in annual net income attributable to Vornado			$9,755
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.05
Total change in annual net income attributable to Vornado per diluted share			$0.05
______________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)The impact of the interest rate cap arrangements discussed on the following page is reflected in our calculation of the effect of 1% change in base rates.
(3)Includes variable rate debt with interest rates fixed by interest rate swap arrangements and the $950,000 1290 Avenue of the Americas mortgage loan which is subject to a 1.00% SOFR interest rate cap arrangement.
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,034,119, of which $397,059 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.50% and a weighted average remaining term of eight months.
(5)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $667,169 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.59% and a weighted average remaining term of six months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2024, the estimated fair value of our consolidated debt was $8,025,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2024.

(Amounts in thousands)						Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	2.29%	05/24
Forward swap (effective 05/24)			840,000	(1)	6.03%	05/26
770 Broadway mortgage loan	700,000	S+225	700,000		4.98%	07/27
PENN 11 mortgage loan	500,000	S+206	500,000		6.28%	10/25
Unsecured revolving credit facility	575,000	S+114	575,000		3.87%	08/27
Unsecured term loan:	800,000	S+129
In-place swap through 7/25			700,000		4.52%	07/25
In-place swap through 10/26			550,000		4.35%	10/26
In-place swap through 8/27			50,000		4.03%	08/27
100 West 33rd Street mortgage loan	480,000	S+165	480,000		5.06%	06/27
888 Seventh Avenue mortgage loan	259,800	S+180	200,000		4.76%	09/27
4 Union Square South mortgage loan	120,000	S+150	97,750		3.74%	01/25

					Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas mortgage loan(2)	950,000	S+162	950,000		1.00%	11/25
One Park Avenue mortgage loan	525,000	S+122	525,000		3.89%	03/25
Various mortgage loans	149,119		149,119
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2) In connection with the arrangement, we made a $63,100 up-front payment in November 2023, of which $18,930 was attributable to noncontrolling interests.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of March 31, 2024.

(Amounts in thousands and at share)					Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swaps:
731 Lexington Avenue retail condominium (32.4% interest)	$97,200	S+151	$97,200	1.76%	05/25
50-70 West 93rd Street (49.9% interest)	41,667	S+164	41,168	3.13%	06/24

				Index Strike Rate
Interest rate caps:
640 Fifth Avenue (52.0% interest)	259,925	S+111	259,925	4.00%	05/24
731 Lexington Avenue office condominium (32.4% interest)	162,000	Prime+0	162,000	6.00%	06/24
61 Ninth Avenue (45.1% interest)	75,543	S+146	75,543	4.39%	01/26
512 West 22nd Street (55.0% interest)	69,952	S+200	69,952	4.50%	06/25
Rego Park II (32.4% interest)	65,624	S+145	65,624	4.15%	11/24
Fashion Centre/Washington Tower (7.5% interest)	34,125	S+305	34,125	3.89%	05/24

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, such disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended March 31, 2024, Vornado issued 93,468 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There were no cash proceeds associated with these issuances.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None
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
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended March 31, 2024, Vornado Realty L.P. issued 37,932 Class A units to satisfy conversions of restricted Operating Partnership units (“LTIP Units”). There were no cash proceeds associated with the issuances. These securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangement
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Unsecured Revolving Credit Facility
On May 3, 2024, Vornado Realty L.P. (“VRLP”), the operating partnership through which Vornado Realty Trust conducts its business, extended the maturity of one of its two revolving credit facilities (the “2024 Revolving Credit Facility”), from April 2026 (as fully extended) to April 2029 (as fully extended). The available borrowing amount under the facility was reduced from $1.25 billion to $915 million. The current interest rate on the facility is Term SOFR plus 120 basis points per annum. The current facility fee is 25 basis points per annum. The interest rate may be reduced or increased by up to four basis points and the facility fee may be reduced or increased by one basis point based on certain sustainability thresholds for each fiscal year.
VRLP’s other unsecured revolving facility, in the amount of $1.25 billion, matures in December 2027 (as fully extended) and has a current interest rate of Term SOFR plus 114 basis points and has a current facility fee of 25 basis points per annum.
The joint lead arrangers and joint bookrunners for the 2024 Revolving Credit Facility are JPMorgan Chase Bank, N.A., BofA Securities, Inc., PNC Capital Markets LLC, U.S. Bank National Association, and Wells Fargo Securities LLC. JPMorgan Chase Bank, N.A. serves as Administrative Agent and J.P. Morgan Securities LLC serves as Sustainability Structuring Agent. Bank of America, N.A., PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., serve as Co-Syndication Agents. BMO Capital Markets Corp., Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, and Morgan Stanley Senior Funding, Inc. serve as joint lead arrangers.
Under the terms of the 2024 Revolving Credit Facility, “Total Outstanding Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value,” which is based on a “Capitalization Rate” of (i) 5.75% per annum for any multifamily “Real Property Asset”, (ii) 6.5% per annum for any office “Real Property Asset”, (iii) 6.0% per annum for any retail “Real Property Asset”, (iv) 7.25% per annum for any hotel “Real Property Asset” (including those owned by “Real Property UJVs”), (v) 8.0% per annum for any trade show space “Real Property Asset” (including those owned by “Real Property UJVs”), and (vi) 6.5% per annum for all other “Real Property Assets”; the ratio of “Combined EBITDA” to “Fixed Charges,” each measured as of the most recently ended calendar quarter, may not be less than 1.40 to 1.00; the ratio of “Unencumbered Combined EBITDA” to “Unsecured Interest Expense,” each measured as of the most recently ended calendar quarter, may not be less than 1.75 to 1.00; “Unsecured Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value of Unencumbered Assets,” each measured as of the most recently ended calendar quarter; and the ratio of “Secured Indebtedness” to “Capitalization Value,” each measured as of the most recently ended calendar quarter, may not exceed fifty percent (50%). The 2024 Revolving Credit Facility also contains standard representations and warranties and other covenants.
The 2024 Revolving Credit Facility includes usual and customary events of default for similar facilities (with applicable customary grace periods) and provides that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under the credit facility may be accelerated and the lenders’ commitments may be terminated.

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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: May 6, 2024	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: May 6, 2024	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)