Form 10-Q
period 2024-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2024-08-05
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2024
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of June 30, 2024, 190,505,371 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” and “VRLP” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:
•Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:
•Note 9. Redeemable Noncontrolling Interests
•Note 10. Shareholders' Equity/Partners' Capital
•Note 12. Income Per Share/Income Per Class A Unit
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	June 30, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land	$2,434,209	$2,436,221
Buildings and improvements	10,228,821	9,952,954
Development costs and construction in progress	1,156,060	1,281,076
Leasehold improvements and equipment	133,755	130,953
Total	13,952,845	13,801,204
Less accumulated depreciation and amortization	(3,899,475)	(3,752,827)
Real estate, net	10,053,370	10,048,377
Right-of-use assets	678,670	680,044
Cash and cash equivalents	872,609	997,002
Restricted cash	244,245	264,582
Tenant and other receivables	71,213	69,543
Investments in partially owned entities	2,711,080	2,610,558
Receivable arising from the straight-lining of rents	706,157	701,666
Deferred leasing costs, net of accumulated amortization of $259,944 and $249,347	354,395	355,010
Identified intangible assets, net of accumulated amortization of $77,549 and $98,589	122,414	127,082
Other assets	396,028	333,801
	$16,210,181	$16,187,665
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,672,086	$5,688,020
Senior unsecured notes, net	1,194,894	1,193,873
Unsecured term loan, net	795,254	794,559
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	741,762	732,859
Accounts payable and accrued expenses	363,457	411,044
Deferred revenue	30,805	32,199
Deferred compensation plan	108,553	105,245
Other liabilities	316,906	311,132
Total liabilities	9,798,717	9,843,931
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,160,821 and 17,000,030 units outstanding	451,158	480,251
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	454,693	483,786
Redeemable noncontrolling interest in a consolidated subsidiary	138,772	154,662
Total redeemable noncontrolling interests	593,465	638,448
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,505,371 and 190,390,703 shares	7,599	7,594
Additional capital	8,314,657	8,263,291
Earnings less than distributions	(3,983,194)	(4,009,395)
Accumulated other comprehensive income	104,779	65,115
Total shareholders' equity	5,626,300	5,509,064
Noncontrolling interests in consolidated subsidiaries	191,699	196,222
Total equity	5,817,999	5,705,286
	$16,210,181	$16,187,665
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Rental revenues	$393,595	$418,834	$782,873	$815,627
Fee and other income	56,671	53,525	103,768	102,655
Total revenues	450,266	472,359	886,641	918,282
EXPENSES:
Operating	(229,380)	(222,723)	(455,604)	(451,496)
Depreciation and amortization	(109,774)	(107,162)	(218,433)	(213,727)
General and administrative	(38,475)	(39,410)	(76,372)	(81,005)
Expense from deferred compensation plan liability	(1,398)	(2,182)	(5,918)	(5,910)
Transaction related costs and other	(3,361)	(30)	(4,014)	(688)
Total expenses	(382,388)	(371,507)	(760,341)	(752,826)

Income from partially owned entities	47,949	37,272	64,228	53,938
Interest and other investment income, net	10,511	13,153	22,235	22,737
Income from deferred compensation plan assets	1,398	2,182	5,918	5,910
Interest and debt expense	(98,401)	(87,165)	(188,879)	(173,402)
Net gains on disposition of wholly owned and partially owned assets	16,048	936	16,048	8,456
Income before income taxes	45,383	67,230	45,850	83,095
Income tax expense	(5,284)	(4,497)	(12,024)	(9,164)
Net income	40,099	62,733	33,826	73,931
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	13,890	2,781	25,872	12,709
Operating Partnership	(3,200)	(3,608)	(2,414)	(4,037)
Net income attributable to Vornado	50,789	61,906	57,284	82,603
Preferred share dividends	(15,529)	(15,529)	(31,058)	(31,058)
NET INCOME attributable to common shareholders	$35,260	$46,377	$26,226	$51,545

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.19	$0.24	$0.14	$0.27
Weighted average shares outstanding	190,492	191,468	190,460	191,668

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.18	$0.24	$0.13	$0.27
Weighted average shares outstanding	194,405	194,804	194,518	194,364

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$40,099	$62,733	$33,826	$73,931
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	1,192	61,657	49,401	(19,879)
Other comprehensive (loss) income of nonconsolidated subsidiaries	(1,685)	185	(2,227)	(3,144)
Comprehensive income	39,606	124,575	81,000	50,908
Less comprehensive loss (income) attributable to noncontrolling interests	10,067	(4,751)	15,991	11,087
Comprehensive income attributable to Vornado	$49,673	$119,824	$96,991	$61,995
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2024:
Balance as of March 31, 2024	48,793	$1,182,459	190,483	$7,598	$8,261,568	$(4,018,454)	$105,916	$195,081	$5,734,168
Net income attributable to Vornado	—	—	—	—	—	50,789	—	—	50,789
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(5,487)	(5,487)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued upon redemption of Class A units, at redemption value	—	—	22	1	550	—	—	—	551
Contributions	—	—	—	—	—	—	—	1,488	1,488
Distributions	—	—	—	—	—	—	—	(107)	(107)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(1,685)	—	(1,685)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	1,192	—	1,192
Redeemable Class A unit measurement adjustment	—	—	—	—	52,539	—	(21)	—	52,518
Other comprehensive loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	100	—	100
Consolidated subsidiaries	—	—	—	—	—	—	(723)	723	—
Other	—	—	—	—	—	—	—	1	1
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$7,599	$8,314,657	$(3,983,194)	$104,779	$191,699	$5,817,999

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2023
Balance as of March 31, 2023	48,793	$1,182,459	191,881	$7,654	$8,367,349	$(3,961,392)	$95,562	$241,026	$5,932,658
Net income attributable to Vornado	—	—	—	—	—	61,906	—	—	61,906
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	5,995	5,995
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued upon redemption of Class A units, at redemption value	—	—	385	16	5,355	—	—	—	5,371
Contributions	—	—	—	—	—	—	—	16,200	16,200
Distributions	—	—	—	—	—	—	—	(3,000)	(3,000)
Repurchase of common shares	—	—	(1,722)	(69)	—	(23,181)	—	—	(23,250)
Deferred compensation shares and options	—	—	—	—	85	(6)	—	—	79
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	185	—	185
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	61,657	—	61,657
Redeemable Class A unit measurement adjustment	—	—	—	—	(41,561)	—	(1,709)	—	(43,270)
Other comprehensive (income) loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(4,472)	—	(4,472)
Consolidated subsidiaries	—	—	—	—	—	—	548	(548)	—
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$7,601	$8,331,228	$(3,938,202)	$151,771	$259,673	$5,994,530
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado	—	—	—	—	—	57,284	—	—	57,284
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(9,982)	(9,982)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(31,058)	—	—	(31,058)
Common shares issued upon redemption of Class A units, at redemption value	—	—	115	5	3,035	—	—	—	3,040
Contributions	—	—	—	—	—	—	—	1,758	1,758
Distributions	—	—	—	—	—	—	—	(185)	(185)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(2,227)	—	(2,227)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	49,401	—	49,401
Redeemable Class A unit measurement adjustment	—	—	—	—	48,186	—	(43)	—	48,143
Other comprehensive loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(3,582)	—	(3,582)
Consolidated subsidiaries	—	—	—	—	—	—	(3,885)	3,885	—
Other	—	—	(1)	—	145	(25)	—	1	121
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$7,599	$8,314,657	$(3,983,194)	$104,779	$191,699	$5,817,999
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	82,603	—	—	82,603
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	5,311	5,311
Dividends on common shares ($0.375 per share)	—	—	—	—	—	(71,950)	—	—	(71,950)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(31,058)	—	—	(31,058)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	394	16	5,542	—	—	—	5,558
Under dividend reinvestment plan	—	—	6	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	22,328	22,328
Distributions	—	—	—	—	—	—	—	(3,811)	(3,811)
Repurchase of common shares	—	—	(1,722)	(69)	—	(23,181)	—	—	(23,250)
Deferred compensation shares and options	—	—	(1)	—	169	(36)	—	—	133
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(3,144)	—	(3,144)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(19,879)	—	(19,879)
Redeemable Class A unit measurement adjustment	—	—	—	—	(64,525)	—	(2,588)	—	(67,113)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	1,608	—	1,608
Consolidated subsidiaries	—	—	—	—	—	—	807	(807)	—
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$7,601	$8,331,228	$(3,938,202)	$151,771	$259,673	$5,994,530
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$33,826	$73,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	229,797	225,694
Equity in net income of partially owned entities	(64,228)	(53,938)
Distributions of income from partially owned entities	54,618	88,902
Amortization of interest rate cap premiums	22,720	2,167
Stock-based compensation expense	16,269	23,582
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(8,456)
Change in deferred tax liability	5,879	5,600
Straight-lining of rents	(4,372)	(694)
Amortization of below-market leases, net	(1,910)	(2,727)
Other non-cash adjustments	6,304	4,912
Changes in operating assets and liabilities:
Tenant and other receivables	(2,840)	(6,380)
Prepaid assets	(6,965)	(18,433)
Other assets	(48,272)	10,696
Lease liabilities	8,903	8,727
Accounts payable and accrued expenses	(13,074)	(2,651)
Other liabilities	5,557	23,809
Net cash provided by operating activities	226,164	374,741

Cash Flows from Investing Activities:
Development costs and construction in progress	(138,076)	(289,792)
Additions to real estate	(112,578)	(100,126)
Investments in partially owned entities	(90,051)	(37,222)
Proceeds from sale of condominium units at 220 Central Park South	31,605	14,216
Proceeds from sales of real estate	2,000	6,363
Proceeds from maturities of U.S. Treasury bills	—	468,598
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000
Distributions of capital from partially owned entities	—	18,481
Acquisitions of real estate and other	—	(33,145)
Net cash (used in) provided by investing activities	(307,100)	152,373
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Financing Activities:
Repayments of borrowings	$(95,696)	$(115,800)
Proceeds from borrowings	75,000	—
Dividends paid on preferred shares	(31,058)	(31,058)
Deferred financing costs	(13,649)	(3,078)
Contributions from noncontrolling interests	1,758	18,328
Distributions to noncontrolling interests	(242)	(9,440)
Dividends paid on common shares	—	(71,950)
Repurchase of common shares	—	(23,250)
Other financing activity, net	93	110
Net cash used in financing activities	(63,794)	(236,138)
Net (decrease) increase in cash and cash equivalents and restricted cash	(144,730)	290,976
Cash and cash equivalents and restricted cash at beginning of period	1,261,584	1,021,157
Cash and cash equivalents and restricted cash at end of period	$1,116,854	$1,312,133

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$997,002	$889,689
Restricted cash at beginning of period	264,582	131,468
Cash and cash equivalents and restricted cash at beginning of period	$1,261,584	$1,021,157

Cash and cash equivalents at end of period	$872,609	$1,133,693
Restricted cash at end of period	244,245	178,440
Cash and cash equivalents and restricted cash at end of period	$1,116,854	$1,312,133

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$152,212	$164,356
Cash payments for income taxes	$4,436	$4,746

Non-Cash Information:
Change in fair value of consolidated interest rate hedges and other	$49,401	$(19,879)
Redeemable Class A unit measurement adjustment	48,143	(67,113)
Write-off of fully depreciated assets	(47,840)	(26,443)
Accrued capital expenditures included in accounts payable and accrued expenses	25,997	74,852
Reclassification of assets held for sale (included in "other assets")	15,224	96,106
Accrual of 1290 Avenue of the Americas 1.00% SOFR interest rate cap up-front payment (30% attributable to noncontrolling interests) (paid on July 3, 2023)	—	63,100
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	June 30, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land	$2,434,209	$2,436,221
Buildings and improvements	10,228,821	9,952,954
Development costs and construction in progress	1,156,060	1,281,076
Leasehold improvements and equipment	133,755	130,953
Total	13,952,845	13,801,204
Less accumulated depreciation and amortization	(3,899,475)	(3,752,827)
Real estate, net	10,053,370	10,048,377
Right-of-use assets	678,670	680,044
Cash and cash equivalents	872,609	997,002
Restricted cash	244,245	264,582
Tenant and other receivables	71,213	69,543
Investments in partially owned entities	2,711,080	2,610,558
Receivable arising from the straight-lining of rents	706,157	701,666
Deferred leasing costs, net of accumulated amortization of $259,944 and $249,347	354,395	355,010
Identified intangible assets, net of accumulated amortization of $77,549 and $98,589	122,414	127,082
Other assets	396,028	333,801
	$16,210,181	$16,187,665
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,672,086	$5,688,020
Senior unsecured notes, net	1,194,894	1,193,873
Unsecured term loan, net	795,254	794,559
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	741,762	732,859
Accounts payable and accrued expenses	363,457	411,044
Deferred revenue	30,805	32,199
Deferred compensation plan	108,553	105,245
Other liabilities	316,906	311,132
Total liabilities	9,798,717	9,843,931
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,160,821 and 17,000,030 units outstanding	451,158	480,251
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	454,693	483,786
Redeemable noncontrolling interest in a consolidated subsidiary	138,772	154,662
Total redeemable noncontrolling interests	593,465	638,448
Partners' equity:
Partners' capital	9,504,715	9,453,344
Earnings less than distributions	(3,983,194)	(4,009,395)
Accumulated other comprehensive income	104,779	65,115
Total partners' equity	5,626,300	5,509,064
Noncontrolling interests in consolidated subsidiaries	191,699	196,222
Total equity	5,817,999	5,705,286
	$16,210,181	$16,187,665
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Rental revenues	$393,595	$418,834	$782,873	$815,627
Fee and other income	56,671	53,525	103,768	102,655
Total revenues	450,266	472,359	886,641	918,282
EXPENSES:
Operating	(229,380)	(222,723)	(455,604)	(451,496)
Depreciation and amortization	(109,774)	(107,162)	(218,433)	(213,727)
General and administrative	(38,475)	(39,410)	(76,372)	(81,005)
Expense from deferred compensation plan liability	(1,398)	(2,182)	(5,918)	(5,910)
Transaction related costs and other	(3,361)	(30)	(4,014)	(688)
Total expenses	(382,388)	(371,507)	(760,341)	(752,826)

Income from partially owned entities	47,949	37,272	64,228	53,938
Interest and other investment income, net	10,511	13,153	22,235	22,737
Income from deferred compensation plan assets	1,398	2,182	5,918	5,910
Interest and debt expense	(98,401)	(87,165)	(188,879)	(173,402)
Net gains on disposition of wholly owned and partially owned assets	16,048	936	16,048	8,456
Income before income taxes	45,383	67,230	45,850	83,095
Income tax expense	(5,284)	(4,497)	(12,024)	(9,164)
Net income	40,099	62,733	33,826	73,931
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	13,890	2,781	25,872	12,709
Net income attributable to Vornado Realty L.P.	53,989	65,514	59,698	86,640
Preferred unit distributions	(15,557)	(15,557)	(31,115)	(31,115)
NET INCOME attributable to Class A unitholders	$38,432	$49,957	$28,583	$55,525

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.19	$0.24	$0.14	$0.27
Weighted average units outstanding	204,960	205,411	204,917	205,606

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.18	$0.24	$0.13	$0.27
Weighted average units outstanding	208,873	208,747	208,975	208,302
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$40,099	$62,733	$33,826	$73,931
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	1,192	61,657	49,401	(19,879)
Other comprehensive (loss) income of nonconsolidated subsidiaries	(1,685)	185	(2,227)	(3,144)
Comprehensive income	39,606	124,575	81,000	50,908
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	13,167	3,329	21,987	13,516
Comprehensive income attributable to Vornado Realty L.P.	$52,773	$127,904	$102,987	$64,424

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2024:
Balance as of March 31, 2024	48,793	$1,182,459	190,483	$8,269,166	$(4,018,454)	$105,916	$195,081	$5,734,168
Net income attributable to Vornado Realty L.P.	—	—	—	—	53,989	—	—	53,989
Net income attributable to redeemable partnership units	—	—	—	—	(3,200)	—	—	(3,200)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(5,487)	(5,487)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units redeemed for common shares	—	—	22	551	—	—	—	551
Contributions	—	—	—	—	—	—	1,488	1,488
Distributions	—	—	—	—	—	—	(107)	(107)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(1,685)	—	(1,685)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	1,192	—	1,192
Redeemable Class A unit measurement adjustment	—	—	—	52,539	—	(21)	—	52,518
Other comprehensive loss (income) attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	100	—	100
Consolidated subsidiaries	—	—	—	—	—	(723)	723	—
Other	—	—	—	—	—	—	1	1
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$8,322,256	$(3,983,194)	$104,779	$191,699	$5,817,999

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2023:
Balance as of March 31, 2023	48,793	$1,182,459	191,881	$8,375,003	$(3,961,392)	$95,562	$241,026	$5,932,658
Net income attributable to Vornado Realty L.P.	—	—	—	—	65,514	—	—	65,514
Net income attributable to redeemable partnership units	—	—	—	—	(3,608)	—	—	(3,608)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	5,995	5,995
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units redeemed for common shares	—	—	385	5,371	—	—	—	5,371
Contributions	—	—	—	—	—	—	16,200	16,200
Distributions	—	—	—	—	—	—	(3,000)	(3,000)
Repurchase of Class A units owned by Vornado	—	—	(1,722)	(69)	(23,181)	—	—	(23,250)
Deferred compensation units and options	—	—	—	85	(6)	—	—	79
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	185	—	185
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	61,657	—	61,657
Redeemable Class A unit measurement adjustment	—	—	—	(41,561)	—	(1,709)	—	(43,270)
Other comprehensive (income) loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(4,472)	—	(4,472)
Consolidated subsidiaries	—	—	—	—	—	548	(548)	—
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$8,338,829	$(3,938,202)	$151,771	$259,673	$5,994,530
See notes to consolidated financial statements (unaudited)

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado Realty L.P.	—	—	—	—	59,698	—	—	59,698
Net income attributable to redeemable partnership units	—	—	—	—	(2,414)	—	—	(2,414)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(9,982)	(9,982)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(31,058)	—	—	(31,058)
Class A units redeemed for common shares	—	—	115	3,040	—	—	—	3,040
Contributions	—	—	—	—	—	—	1,758	1,758
Distributions	—	—	—	—	—	—	(185)	(185)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(2,227)	—	(2,227)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	49,401	—	49,401
Redeemable Class A unit measurement adjustment	—	—	—	48,186	—	(43)	—	48,143
Other comprehensive (income) loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(3,582)	—	(3,582)
Consolidated subsidiaries	—	—	—	—	—	(3,885)	3,885	—
Other	—	—	(1)	145	(25)	—	1	121
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$8,322,256	$(3,983,194)	$104,779	$191,699	$5,817,999
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	86,640	—	—	86,640
Net income attributable to redeemable partnership units	—	—	—	—	(4,037)	—	—	(4,037)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	5,311	5,311
Distributions to Vornado ($0.375 per unit)	—	—	—	—	(71,950)	—	—	(71,950)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(31,058)	—	—	(31,058)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	394	5,558	—	—	—	5,558
Under Vornado's dividend reinvestment plan	—	—	6	146	—	—	—	146
Contributions	—	—	—	—	—	—	22,328	22,328
Distributions	—	—	—	—	—	—	(3,811)	(3,811)
Repurchase of Class A units owned by Vornado			(1,722)	(69)	(23,181)	—	—	(23,250)
Deferred compensation units and options	—	—	(1)	169	(36)	—	—	133
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(3,144)	—	(3,144)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(19,879)	—	(19,879)
Redeemable Class A unit measurement adjustment	—	—	—	(64,525)	—	(2,588)	—	(67,113)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	1,608	—	1,608
Consolidated subsidiaries	—	—	—	—	—	807	(807)	—
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$8,338,829	$(3,938,202)	$151,771	$259,673	$5,994,530
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$33,826	$73,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	229,797	225,694
Equity in net income of partially owned entities	(64,228)	(53,938)
Distributions of income from partially owned entities	54,618	88,902
Amortization of interest rate cap premiums	22,720	2,167
Stock-based compensation expense	16,269	23,582
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(8,456)
Change in deferred tax liability	5,879	5,600
Straight-lining of rents	(4,372)	(694)
Amortization of below-market leases, net	(1,910)	(2,727)
Other non-cash adjustments	6,304	4,912
Changes in operating assets and liabilities:
Tenant and other receivables	(2,840)	(6,380)
Prepaid assets	(6,965)	(18,433)
Other assets	(48,272)	10,696
Lease liabilities	8,903	8,727
Accounts payable and accrued expenses	(13,074)	(2,651)
Other liabilities	5,557	23,809
Net cash provided by operating activities	226,164	374,741

Cash Flows from Investing Activities:
Development costs and construction in progress	(138,076)	(289,792)
Additions to real estate	(112,578)	(100,126)
Investments in partially owned entities	(90,051)	(37,222)
Proceeds from sale of condominium units at 220 Central Park South	31,605	14,216
Proceeds from sales of real estate	2,000	6,363
Proceeds from maturities of U.S. Treasury bills	—	468,598
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000
Distributions of capital from partially owned entities	—	18,481
Acquisitions of real estate and other	—	(33,145)
Net cash (used in) provided by investing activities	(307,100)	152,373
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Financing Activities:
Repayments of borrowings	$(95,696)	$(115,800)
Proceeds from borrowings	75,000	—
Distributions to preferred unitholders	(31,058)	(31,058)
Deferred financing costs	(13,649)	(3,078)
Contributions from noncontrolling interests in consolidated subsidiaries	1,758	18,328
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(242)	(9,440)
Distributions to Vornado	—	(71,950)
Repurchase of Class A units owned by Vornado	—	(23,250)
Other financing activity, net	93	110
Net cash used in financing activities	(63,794)	(236,138)
Net (decrease) increase in cash and cash equivalents and restricted cash	(144,730)	290,976
Cash and cash equivalents and restricted cash at beginning of period	1,261,584	1,021,157
Cash and cash equivalents and restricted cash at end of period	$1,116,854	$1,312,133

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$997,002	$889,689
Restricted cash at beginning of period	264,582	131,468
Cash and cash equivalents and restricted cash at beginning of period	$1,261,584	$1,021,157

Cash and cash equivalents at end of period	$872,609	$1,133,693
Restricted cash at end of period	244,245	178,440
Cash and cash equivalents and restricted cash at end of period	$1,116,854	$1,312,133

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$152,212	$164,356
Cash payments for income taxes	$4,436	$4,746

Non-Cash Information:
Change in fair value of consolidated interest rate hedges and other	$49,401	$(19,879)
Redeemable Class A unit measurement adjustment	48,143	(67,113)
Write-off of fully depreciated assets	(47,840)	(26,443)
Accrued capital expenditures included in accounts payable and accrued expenses	25,997	74,852
Reclassification of assets held for sale (included in "other assets")	15,224	96,106
Accrual of 1290 Avenue of the Americas 1.00% SOFR interest rate cap up-front payment (30% attributable to noncontrolling interests) (paid on July 3, 2023)	—	63,100
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 90.9% of the common limited partnership interest in the Operating Partnership as of June 30, 2024. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
3.    Recently Issued Accounting Literature
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and six months ended June 30, 2024 and 2023 is set forth in Note 18 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2023
	Total	New York	Other		Total	New York	Other
Property rentals	$372,186	$302,780	$69,406		$397,053	$305,182	$91,871	(1)
Trade shows	7,061	—	7,061		6,782	—	6,782
Lease revenues(2)	379,247	302,780	76,467		403,835	305,182	98,653
Tenant services	9,604	6,373	3,231		9,804	7,325	2,479
Parking revenues	4,744	3,750	994		5,195	4,195	1,000
Rental revenues	393,595	312,903	80,692		418,834	316,702	102,132
BMS cleaning fees	38,465	40,689	(2,224)	(3)	35,146	37,754	(2,608)	(3)
Management and leasing fees	6,709	6,911	(202)		3,658	3,761	(103)
Other income	11,497	7,075	4,422		14,721	4,254	10,467
Fee and other income	56,671	54,675	1,996		53,525	45,769	7,756
Total revenues	$450,266	$367,578	$82,688		$472,359	$362,471	$109,888
____________________
See notes below.

(Amounts in thousands)	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2023
	Total	New York	Other		Total	New York	Other
Property rentals	$742,069	$604,311	$137,758		$773,882	$612,904	$160,978	(1)
Trade shows	12,777	—	12,777		11,830	—	11,830
Lease revenues(2)	754,846	604,311	150,535		785,712	612,904	172,808
Tenant services	18,632	12,920	5,712		19,573	14,907	4,666
Parking revenues	9,395	7,407	1,988		10,342	8,407	1,935
Rental revenues	782,873	624,638	158,235		815,627	636,218	179,409
BMS cleaning fees	74,245	79,329	(5,084)	(3)	70,474	75,432	(4,958)	(3)
Management and leasing fees	9,320	9,623	(303)		6,707	6,934	(227)
Other income	20,203	12,222	7,981		25,474	7,701	17,773
Fee and other income	103,768	101,174	2,594		102,655	90,067	12,588
Total revenues	$886,641	$725,812	$160,829		$918,282	$726,285	$191,997
____________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.
(2)The components of lease revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed billings	$340,166	$362,326	$671,180	$710,240
Variable billings	39,465	37,216	80,518	75,155
Total contractual operating lease billings	379,631	399,542	751,698	785,395
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	(384)	4,293	3,148	317
Lease revenues	$379,247	$403,835	$754,846	$785,712
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of June 30, 2024, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion aggregate liquidation preference of preferred equity interests in certain of the Properties. The preferred equity had an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
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
As of June 30, 2024, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $833,048,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
On June 10, 2024, the Fifth Avenue and Times Square JV completed a $400,000,000 refinancing of 640 Fifth Avenue. The non-recourse loan matures in July 2029, bears interest at a fixed rate of 7.47% and amortizes at $7,000,000 per annum. The loan replaces the previous $500,000,000 loan, which the joint venture paid down by $100,000,000. The previous loan was fully recourse to the Operating Partnership and bore interest at SOFR plus 1.11%.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of June 30, 2024, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of June 30, 2024, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s June 30, 2024 closing share price of $224.86, was $371,934,000, or $292,336,000 in excess of the carrying amount on our consolidated balance sheets. As of June 30, 2024, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,320,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5. Investments in Partially Owned Entities - continued
Alexander's - continued
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
On May 3, 2024, Alexander’s and Bloomberg L.P. reached an agreement to extend the leases covering approximately 947,000 square feet at 731 Lexington Avenue that were scheduled to expire in February 2029 for a term of eleven years to February 2040.
In connection with the lease amendments discussed above, Alexander’s paid a leasing commission to a third-party real estate broker and paid us a $5,500,000 leasing commission override.
50-70 West 93rd Street
On May 13, 2024, we sold our 49.9% interest in 50-70 West 93rd Street to our joint venture partner. We received net proceeds of $2,000,000 after deducting our share of the existing $83,500,000 mortgage loan, which was scheduled to mature in December 2024, resulting in a net gain of $873,000. The net gain is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.
280 Park Avenue
On April 4, 2024, a joint venture, in which we have a 50% interest, amended and extended the $1,075,000,000 mortgage loan on 280 Park Avenue. The maturity date on the amended loan was extended to September 2026, with options to fully extend to September 2028, subject to certain conditions. The interest rate on the amended loan remains at SOFR plus 1.78%. On July 8, 2024, the joint venture swapped the interest rate to a fixed rate of 5.84% through September 2028. Additionally, on April 4, 2024, the joint venture amended and extended the $125,000,000 mezzanine loan, and subsequently repaid the loan for $62,500,000. In connection with the repayment of the mezzanine loan, we recognized our $31,215,000 share of the debt extinguishment gain which is included in “income from partially owned entities” on our consolidated statements of income.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2024	Balance as of
		June 30, 2024	December 31, 2023
Investments:
Fifth Avenue and Times Square JV (see page 24 for details)	51.5%	$2,253,658	$2,242,972
Partially owned office buildings/land(1)	Various	196,772	118,558
Alexander's (see page 24 for details):	32.4%	79,598	87,510
Other investments(2)	Various	181,052	161,518
		$2,711,080	$2,610,558
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(72,564)	$(69,899)
85 Tenth Avenue	49.9%	(15,691)	(11,330)
		$(88,255)	$(81,229)
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2024	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 24 for details):
Equity in net income(1)	51.5%	$10,427	$5,941	$19,718	$16,140
Return on preferred equity, net of our share of the expense		10,258	9,329	19,586	18,555
		20,685	15,270	39,304	34,695
Alexander's (see page 24 for details):
Equity in net income	32.4%	2,649	3,318	7,803	6,889
Management, leasing and development fees		1,185	1,699	2,365	2,872
Net gain on sale of land		—	16,396	—	16,396
		3,834	21,413	10,168	26,157

Partially owned office buildings(2)(3)	Various	21,297	(254)	10,894	(9,217)

Other investments(4)	Various	2,133	843	3,862	2,303

		$47,949	$37,272	$64,228	$53,938
____________________
(1)2023 includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan which is being amortized over the remaining term of the restructured loan, reducing future interest expense.
(2)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan. See page 25 for details.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
6.    Dispositions
220 Central Park South
During the three and six months ended June 30, 2024, we closed on the sale of two condominium units at 220 Central Park South (“220 CPS”) for net proceeds of $31,605,000, resulting in a financial statement net gain of $15,175,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,106,000 of income tax expense was recognized on our consolidated statements of income. Four units remain unsold, with a carrying value of $20,227,000 which is included in "other assets” on our consolidated balance sheets.
7.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	June 30, 2024	December 31, 2023
Identified intangible assets:
Gross amount	$199,963	$225,671
Accumulated amortization	(77,549)	(98,589)
Total, net	$122,414	$127,082
Identified intangible liabilities (included in deferred revenue):
Gross amount	$151,016	$206,771
Accumulated amortization	(125,404)	(178,282)
Total, net	$25,612	$28,489
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1,217,000 and $1,360,000 for the three months ended June 30, 2024 and 2023, respectively, and $1,910,000 and $2,727,000 for the six months ended June 30, 2024 and 2023, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,989,000 and $1,985,000 for the three months ended June 30, 2024 and 2023, respectively, and $3,700,000 and $3,972,000 for the six months ended June 30, 2024 and 2023, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Debt
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
Unsecured Revolving Credit Facility
On May 3, 2024, we extended one of our two unsecured revolving credit facilities to April 2029 (as fully extended). The new $915,000,000 facility replaced the $1.25 billion facility that was due to mature in April 2026. The new facility currently bears interest at a rate of SOFR plus 1.20% with a facility fee of 25 basis points. Our $1.25 billion revolving credit facility matures in December 2027 (as fully extended) and has an interest rate of SOFR plus 1.15% and a facility fee of 25 basis points.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of June 30, 2024(1)	Balance as of
		June 30, 2024	December 31, 2023
Mortgages Payable:
Fixed rate(2)	4.62%	$4,592,300	$4,518,200
Variable rate(3)	6.17%	1,116,619	1,211,415
Total	4.93%	5,708,919	5,729,615
Deferred financing costs, net and other		(36,833)	(41,595)
Total, net		$5,672,086	$5,688,020
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(5,106)	(6,127)
Senior unsecured notes, net		1,194,894	1,193,873

Unsecured term loan	4.79%	800,000	800,000
Deferred financing costs, net and other		(4,746)	(5,441)
Unsecured term loan, net		795,254	794,559

Unsecured revolving credit facilities	3.88%	575,000	575,000

Total, net		$2,565,148	$2,563,432
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of June 30, 2024, $1,034,119 of our variable rate debt is subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.74% and a weighted average remaining term of ten months.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$495,967	$351,743	$483,786	$348,692
Net income	3,200	3,608	2,414	4,037
Other comprehensive (loss) income	(100)	4,472	3,582	(1,608)
Distributions	(29)	(28)	(57)	(5,629)
Redemption of Class A units for Vornado common shares, at redemption value	(551)	(5,371)	(3,040)	(5,558)
Redeemable Class A unit measurement adjustment	(52,518)	43,270	(48,143)	67,113
Other, net	8,724	12,582	16,151	3,229
Ending balance	$454,693	$410,276	$454,693	$410,276
As of June 30, 2024 and December 31, 2023, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $451,158,000 and $480,251,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,383,000 and $49,386,000 as of June 30, 2024 and December 31, 2023, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building (the "Farley Project"). As of June 30, 2024, a historic tax credit investor (the "Tax Credit Investor") has funded $205,068,000 of capital contributions to the Farley Project in connection with the development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and six months ended June 30, 2024 and 2023.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$147,175	$78,796	$154,662	$88,040
Net loss	(8,403)	(8,776)	(15,890)	(18,020)
Ending balance	$138,772	$70,020	$138,772	$70,020

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$—	$—	$0.375
Preferred shares/units(1):
Convertible preferred:
6.5% Series A: authorized 12,902 shares/units(2)	0.8125	0.8125	1.6250	1.6250
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	0.6750	0.6750
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.6562	0.6562
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.6562	0.6562
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781	0.5562	0.5562
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
During the three and six months ended June 30, 2024, no shares were repurchased. In total, Vornado has repurchased 2,024,495 common shares at an average price per share of $14.40. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of June 30, 2024, $170,857,000 remained available and authorized for repurchases.

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

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
LTIP Units	$4,431	$6,561	$7,649	$12,869
Performance AO LTIP Units	3,480	4,449	6,943	4,449
LTPP Units	629	533	1,259	4,457
OPP Units	210	209	418	1,574
Other	—	116	—	233
	$8,750	$11,868	$16,269	$23,582
12.    Income Per Share/Income Per Class A Unit
Vornado Realty Trust
Basic net income per common share is computed by dividing (i) net income attributable to common stockholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted income per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted income per share using the if-converted method, if the effect is dilutive. Net income is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on income per common share.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Vornado	$50,789	$61,906	$57,284	$82,603
Preferred share dividends	(15,529)	(15,529)	(31,058)	(31,058)
Net income attributable to common shareholders	35,260	46,377	26,226	51,545
Distributions and earnings allocated to unvested participating securities	—	(1)	—	(1)
Numerator for basic income per common share	$35,260	$46,376	$26,226	$51,544
Impact of assumed conversion of dilutive convertible securities	—	377	—	700
Numerator for diluted income per common share	$35,260	$46,753	$26,226	$52,244

Denominator:
Denominator for basic income per common share - weighted average shares	190,492	191,468	190,460	191,668
Effect of dilutive securities(1):
Share-based payment awards	3,913	32	4,058	23
Convertible securities	—	3,304	—	2,673
Denominator for diluted income per common share - weighted average shares and assumed conversions	194,405	194,804	194,518	194,364

INCOME PER COMMON SHARE:
Basic	$0.19	$0.24	$0.14	$0.27
Diluted	$0.18	$0.24	$0.13	$0.27
_____________________________________
(1)The calculation of diluted income per share for the three and six months ended June 30, 2024 excluded 1,955 and 1,915 potential common share equivalents of our convertible securities, respectively, as their inclusion would be antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Income Per Share/Income Per Class A Unit - continued
Vornado Realty L.P.
Basic net income per Class A unit is computed by dividing (i) net income attributable to Class A unitholders after allocation of distributions and undistributed earnings to participating securities by (ii) the weighted average number of Class A units outstanding for the period. Diluted earnings per unit reflects the dilutive impact of potential Class A units and is computed after allocation of earnings to participating securities. VRLP’s participating securities include unvested LTIP Units and LTPP Units for which the applicable performance vesting conditions were satisfied. Equity awards subject to market and/or performance vesting conditions, including Vornado stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units, are included in the calculation of diluted income per Class A unit using the treasury stock method, if the effect is dilutive. Convertible securities, including Series A convertible preferred units, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted income per Class A unit using the if-converted method, if the effect is dilutive.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Vornado Realty L.P.	$53,989	$65,514	$59,698	$86,640
Preferred unit distributions	(15,557)	(15,557)	(31,115)	(31,115)
Net income attributable to Class A unitholders	38,432	49,957	28,583	55,525
Distributions and earnings allocated to participating securities	(494)	(204)	(372)	(228)
Numerator for basic income per Class A unit	$37,938	$49,753	$28,211	$55,297
Impact of assumed conversion of dilutive potential Class A units	—	377	—	700
Numerator for diluted income per Class A unit	$37,938	$50,130	$28,211	$55,997

Denominator:
Denominator for basic income per Class A unit – weighted average units	204,960	205,411	204,917	205,606
Effect of dilutive securities(1):
Unit-based payment awards	3,913	32	4,058	23
Convertible securities	—	3,304	—	2,673
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	208,873	208,747	208,975	208,302

INCOME PER CLASS A UNIT:
Basic	$0.19	$0.24	$0.14	$0.27
Diluted	$0.18	$0.24	$0.13	$0.27
____________________
(1)The calculation of diluted income per Class A unit for the three and six months ended June 30, 2024 excluded 1,955 and 1,915 potential Class A unit equivalents of our convertible securities, respectively, as their inclusion would be antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of June 30, 2024 and December 31, 2023, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of June 30, 2024 and December 31, 2023, the carrying amount of assets related to our unconsolidated VIEs was $252,546,000 and $109,220,000, respectively, included in “investments in partially owned entities” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of June 30, 2024 and December 31, 2023 was $295,396,000 and $196,394,000, respectively, which includes our completion guarantee provided to the lender of the Pier 94 JV.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Project and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of June 30, 2024, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,876,146,000 and $2,736,207,000, respectively. As of December 31, 2023, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,901,150,000 and $2,735,826,000, respectively.
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

(Amounts in thousands)	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($4,840 included in restricted cash and $103,713 in other assets)	$108,553	$60,595	$—	$47,958
Loans receivable (included in investments in partially owned entities)	32,984	—	—	32,984
Interest rate swaps and caps designated as a hedge (included in other assets)	158,305	—	158,305	—
Interest rate caps not designated as a hedge (included in other assets)	6,860	—	6,860	—
Total assets	$306,702	$60,595	$165,165	$80,942

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
Sold interest rate caps not designated as a hedge (included in other liabilities)	6,842	—	6,842	—
Interest rate swaps designated as a hedge (included in other liabilities)	369	—	369	—
Total liabilities	$56,594	$49,383	$7,211	$—

(Amounts in thousands)	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($26,363 included in restricted cash and $78,883 in other assets)	$105,246	$58,956	$—	$46,290
Loans receivable (included in investments in partially owned entities)	32,984	—	—	32,984
Interest rate swaps and caps designated as a hedge (included in other assets)	138,772	—	138,772	—
Interest rate caps not designated as a hedge (included in other assets)	4,154	—	4,154	—
Total assets	$281,156	$58,956	$142,926	$79,274

Mandatorily redeemable instruments (included in other liabilities)	$49,386	$49,386	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	7,239	—	7,239	—
Sold interest rate caps not designated as a hedge (included in other liabilities)	4,092	—	4,092	—
Total liabilities	$60,717	$49,386	$11,331	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Beginning balance	$48,544	$46,290
Purchases	424	1,542
Sales	(1,387)	(3,263)
Realized and unrealized (losses) gains	(1,010)	1,262
Other, net	1,387	2,127
Ending balance	$47,958	$47,958

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of June 30, 2024 and December 31, 2023.

(Amounts in thousands)	As of June 30, 2024						As of December 31, 2023
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset		Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan	$840,000	(1)	6.03%	05/26	$8,331	$—	$15,494	(2)	$6,091
770 Broadway mortgage loan	700,000		4.98%	07/27	29,934	—	20,306		—
PENN 11 mortgage loan	500,000	(3)	6.28%	10/25	3,485	—	4,702		1,148
Unsecured revolving credit facility	575,000		3.88%	08/27	25,373	—	17,064		—
Unsecured term loan	700,000		4.53%	(4)	18,349	—	11,089		—
100 West 33rd Street mortgage loan	480,000		5.26%	06/27	11,498	—	3,550		—
888 Seventh Avenue mortgage loan	200,000	(5)	4.76%	09/27	7,431	—	4,340		—
4 Union Square South mortgage loan	97,300	(6)	3.74%	01/25	1,440	—	2,327		—
435 Seventh Avenue mortgage loan(7)	75,000		6.96%	04/26	—	369	—		—
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(8)	11/25	47,621	—	53,784		—
One Park Avenue mortgage loan	525,000		(9)	03/25	4,422	—	5,297		—
Various mortgage loans					421	—	819		—
					$158,305	$369	$138,772		$7,239
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Represents the fair value of the interest rate swap arrangement that expired in May 2024.
(3)In January 2024, we entered into an interest rate swap arrangement for $250,000 of the $500,000 PENN 11 mortgage loan. Together with the existing swap arrangement the loan will bear interest at an all-in swapped rate of 6.28% through October 2025.
(4)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in December 2027. The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+130)
10/23 through 07/25	700,000	4.53%	100,000
07/25 through 10/26	550,000	4.36%	250,000
10/26 through 08/27	50,000	4.04%	750,000

(5)The remaining $59,800 mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (7.13% as of June 30, 2024).
(6)The remaining $22,700 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.83% as of June 30, 2024).
(7)Entered into in May 2024.
(8)SOFR cap strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment in November 2023, of which $18,930 was attributable to noncontrolling interests.
(9)SOFR cap strike rate of 3.89%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of June 30, 2024.
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

(Amounts in thousands)	As of June 30, 2024			As of December 31, 2023
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$720,167		$720,000	$825,720		$826,000
Debt:
Mortgages payable	$5,708,919		$5,532,000	$5,729,615		$5,569,000
Senior unsecured notes	1,200,000		1,090,000	1,200,000		1,069,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,283,919	(1)	$7,997,000	$8,304,615	(1)	$8,013,000
____________________
(1)Excludes $46,685 and $53,163 of deferred financing costs, net and other as of June 30, 2024 and December 31, 2023, respectively.
15.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest on cash and cash equivalents and restricted cash	$10,596	$12,593	$22,285	$18,267
Loss from real estate fund investments	(85)	(102)	(50)	(121)
Amortization of discount on investments in U.S. Treasury bills	—	384	—	3,829
Interest on loans receivable	—	278	—	762
	$10,511	$13,153	$22,235	$22,737
16.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$93,976	$89,420	$180,153	$178,074
Capitalized interest and debt expense	(12,794)	(9,949)	(25,358)	(18,806)
Amortization of interest rate cap premiums	11,206	1,740	22,720	2,167
Amortization of deferred financing costs	6,013	5,954	11,364	11,967
	$98,401	$87,165	$188,879	$173,402

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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of June 30, 2024, the aggregate dollar amount of these guarantees was approximately $574,500,000, primarily comprised of payment guarantees for the mortgage loans secured by 7 West 34th Street and 435 Seventh Avenue, and the completion guarantee provided to the lender of the Pier 94 JV. Other than these loans, our mortgage loans are non-recourse to us.
As of June 30, 2024, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2024, the Tax Credit Investor has made $205,068,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. As of June 30, 2024, our share of unfunded commitments to the Fund was $5,769,000.
As of June 30, 2024, we had construction commitments aggregating approximately $45,819,000.
18.    Segment Information
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
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and six months ended June 30, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended June 30, 2024
	Total	New York	Other
Total revenues	$450,266	$367,578	$82,688
Operating expenses	(229,380)	(188,947)	(40,433)
NOI - consolidated	220,886	178,631	42,255
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(9,013)	(2,196)	(6,817)
Add: NOI from partially owned entities	68,298	65,718	2,580
NOI at share	280,171	242,153	38,018
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(581)	(4,319)	3,738
NOI at share - cash basis	$279,590	$237,834	$41,756

(Amounts in thousands)	For the Three Months Ended June 30, 2023
	Total	New York	Other
Total revenues	$472,359	$362,471	$109,888
Operating expenses	(222,723)	(176,410)	(46,313)
NOI - consolidated	249,636	186,061	63,575
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,742)	(5,204)	(13,538)
Add: NOI from partially owned entities	70,745	67,509	3,236
NOI at share	301,639	248,366	53,273
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,570)	(6,797)	1,227
NOI at share - cash basis	$296,069	$241,569	$54,500

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18.    Segment Information - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2024
	Total	New York	Other
Total revenues	$886,641	$725,812	$160,829
Operating expenses	(455,604)	(377,225)	(78,379)
NOI - consolidated	431,037	348,587	82,450
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,409)	(6,732)	(13,677)
Add: NOI from partially owned entities	138,667	133,427	5,240
NOI at share	549,295	475,282	74,013
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(2,092)	(6,654)	4,562
NOI at share - cash basis	$547,203	$468,628	$78,575

(Amounts in thousands)	For the Six Months Ended June 30, 2023
	Total	New York	Other
Total revenues	$918,282	$726,285	$191,997
Operating expenses	(451,496)	(364,731)	(86,765)
NOI - consolidated	466,786	361,554	105,232
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,506)	(10,027)	(20,479)
Add: NOI from partially owned entities	138,842	132,833	6,009
NOI at share	575,122	484,360	90,762
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(518)	(1,764)	1,246
NOI at share - cash basis	$574,604	$482,596	$92,008
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three and six months ended June 30, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$40,099	$62,733	$33,826	$73,931
Depreciation and amortization expense	109,774	107,162	218,433	213,727
General and administrative expense	38,475	39,410	76,372	81,005
Transaction related costs and other	3,361	30	4,014	688
Income from partially owned entities	(47,949)	(37,272)	(64,228)	(53,938)
Interest and other investment income, net	(10,511)	(13,153)	(22,235)	(22,737)
Interest and debt expense	98,401	87,165	188,879	173,402
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(936)	(16,048)	(8,456)
Income tax expense	5,284	4,497	12,024	9,164
NOI from partially owned entities	68,298	70,745	138,667	138,842
NOI attributable to noncontrolling interests in consolidated subsidiaries	(9,013)	(18,742)	(20,409)	(30,506)
NOI at share	280,171	301,639	549,295	575,122
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(581)	(5,570)	(2,092)	(518)
NOI at share - cash basis	$279,590	$296,069	$547,203	$574,604

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.     Subsequent Events
666 Fifth Avenue (Fifth Avenue and Times Square JV)
On August 2, 2024, the Fifth Avenue and Times Square JV entered into an agreement to sell UNIQLO the portion of its U.S. flagship store at 666 Fifth Avenue owned by the retail joint venture for $350,000,000. The joint venture owns the fee condominium interest in 17,295 square feet (6,477 square feet at grade) of UNIQLO’s 90,732 square foot store. In conjunction with the closing, the pass-through leases between the office condominium owner and the retail joint venture will be terminated.
The joint venture will continue to own 23,832 square feet of retail space (7,416 square feet at grade) at 666 Fifth Avenue consisting of the Abercrombie & Fitch and Tissot stores.
All of the estimated $340,000,000 of net proceeds from the sale are expected to be used to partially repay Vornado’s $390,000,000 of preferred equity on the asset.
The sale is subject to customary closing conditions and the concurrent closing by UNIQLO of its separate transaction with the office condominium owner for the remainder of its store and is expected to close once the formation of the new condominium interests are completed, anticipated to occur by the first quarter of 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of June 30, 2024, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2024

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2024. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 90.9% of the common limited partnership interest in the Operating Partnership as of June 30, 2024. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended June 30, 2024 Financial Results Summary
Net income attributable to common shareholders for the quarter ended June 30, 2024 was $35,260,000, or $0.18 per diluted share, compared to $46,377,000, or $0.24 per diluted share, for the prior year’s quarter.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2024 was $148,944,000, or $0.76 per diluted share, compared to $144,059,000, or $0.74 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2024 and 2023 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2024 by $36,178,000, or $0.19 per diluted share, and by $3,322,000, or $0.02 per diluted share, for the quarter ended June 30, 2023.
Six Months Ended June 30, 2024 Financial Results Summary
Net income attributable to common shareholders for the six months ended June 30, 2024 was $26,226,000, or $0.13 per diluted share, compared to $51,545,000, or $0.27 per diluted share, for the six months ended June 30, 2023.
FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2024 was $253,068,000, or $1.29 per diluted share, compared to $263,149,000, or $1.35 per diluted share, for the six months ended June 30, 2023. FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2024 and 2023 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2024 by $31,460,000, or $0.16 per diluted share, and by $6,117,000, or $0.03 per diluted share for the six months ended June 30, 2023.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
Our share of the gain on the discounted extinguishment of the 280 Park Avenue mezzanine loan	$(31,215)	$—	$(31,215)	$—
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	(13,069)	—	(13,069)	(6,173)
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	2,599	2,206	6,733	5,081
Other	2,252	(5,785)	3,261	(5,497)
	(39,433)	(3,579)	(34,290)	(6,589)
Noncontrolling interests' share of above adjustments	3,255	257	2,830	472
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(36,178)	$(3,322)	$(31,460)	$(6,117)

Overview - continued

Same Store Net Operating Income (“NOI”) At Share
The percentage decrease in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

	Total	New York	THE MART	555 California Street(1)
Same store NOI at share % decrease
Three months ended June 30, 2024 compared to June 30, 2023	(9.0)%	(4.4)%	(4.6)%	(46.4)%
Six months ended June 30, 2024 compared to June 30, 2023	(7.0)%	(4.5)%	(7.3)%	(31.0)%
Same store NOI at share - cash basis % decrease
Three months ended June 30, 2024 compared to June 30, 2023	(6.6)%	(2.7)%	(1.3)%	(38.2)%
Six months ended June 30, 2024 compared to June 30, 2023	(5.9)%	(3.9)%	(2.2)%	(26.2)%
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
Financings
280 Park Avenue
On April 4, 2024, a joint venture, in which we have a 50% interest, amended and extended the $1,075,000,000 mortgage loan on 280 Park Avenue. The maturity date on the amended loan was extended to September 2026, with options to fully extend to September 2028, subject to certain conditions. The interest rate on the amended loan remains at SOFR plus 1.78%. On July 8, 2024, the joint venture swapped the interest rate to a fixed rate of 5.84% through September 2028. Additionally, on April 4, 2024, the joint venture amended and extended the $125,000,000 mezzanine loan, and subsequently repaid the loan for $62,500,000. In connection with the repayment of the mezzanine loan, we recognized our $31,215,000 share of the debt extinguishment gain which is included in “income from partially owned entities” on our consolidated statements of income.
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
Unsecured Revolving Credit Facility
On May 3, 2024, we extended one of our two unsecured revolving credit facilities to April 2029 (as fully extended). The new $915,000,000 facility replaced the $1.25 billion facility that was due to mature in April 2026. The new facility currently bears interest at a rate of SOFR plus 1.20% with a facility fee of 25 basis points. Our $1.25 billion revolving credit facility matures in December 2027 (as fully extended) and has an interest rate of SOFR plus 1.15% and a facility fee of 25 basis points.
640 Fifth Avenue (Fifth Avenue and Times Square JV)
On June 10, 2024, the Fifth Avenue and Times Square JV completed a $400,000,000 refinancing of 640 Fifth Avenue. The non-recourse loan matures in July 2029, bears interest at a fixed rate of 7.47% and amortizes at $7,000,000 per annum. The loan replaces the previous $500,000,000 loan, which the joint venture paid down by $100,000,000. The previous loan was fully recourse to the Operating Partnership and bore interest at SOFR plus 1.11%.

Overview - continued

Financings - continued
Interest Rate Hedging
We entered into the following interest rate swap and cap arrangements during the six months ended June 30, 2024. See Note 14 - Fair Value Measurements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our consolidated hedging instruments:

(Amounts in thousands)	Notional Amount (at share)	All-In Swapped Rate	Expiration Date	Variable Rate Spread
Interest rate swaps:
PENN 11(1)	$250,000	6.21%	10/25	S+206
435 Seventh Avenue	75,000	6.96%	04/26	S+210

		Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	$75,543	4.39%	01/26	S+146
____________________
(1)Together with the existing $250,000 swap arrangement on the $500,000 PENN 11 mortgage loan, the loan will bear interest at an all-in swapped rate of 6.28% through October 2025.
Dispositions
220 Central Park South
During the three and six months ended June 30, 2024, we closed on the sale of two condominium units at 220 CPS for net proceeds of $31,605,000, resulting in a financial statement net gain of $15,175,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,106,000 of income tax expense was recognized on our consolidated statements of income. Four units remain unsold, with a carrying value of $20,227,000 which is included in "other assets” on our consolidated balance sheets.
50-70 West 93rd Street
On May 13, 2024, we sold our 49.9% interest in 50-70 West 93rd Street to our joint venture partner. We received net proceeds of $2,000,000 after deducting our share of the existing $83,500,000 mortgage loan, which was scheduled to mature in December 2024, resulting in a net gain of $873,000. The net gain is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.
Alexander’s
On May 3, 2024, Alexander’s Inc. (“Alexander’s”), in which we own a 32.4% common equity interest, and Bloomberg L.P. reached an agreement to extend the leases covering approximately 947,000 square feet at 731 Lexington Avenue that were scheduled to expire in February 2029 for a term of eleven years to February 2040.

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
For the Three Months Ended June 30, 2024:
•1,322,000 square feet of New York Office space (598,000 square feet at share) at an initial rent of $131.37 per square foot and a weighted average lease term of 9.7 years. The changes in the GAAP and cash mark-to-market rent on the 518,000 square feet of second generation space were positive 8.2% and positive 3.4%, respectively. Tenant improvements and leasing commissions were $6.54 per square foot per annum, or 5.0% of initial rent.
•4,000 square feet of New York Retail space (all at share) at an initial rent of $301.14 per square foot and a weighted average lease term of 5.0 years. The changes in the GAAP and cash mark-to-market rent on the 4,000 square feet of second generation space were positive 26.9% and positive 14.8%, respectively. Tenant improvements and leasing commissions were $10.99 per square foot per annum, or 3.6% of initial rent.
•32,000 square feet at THE MART (all at share) at an initial rent of $56.39 per square foot and a weighted average lease term of 7.2 years. The changes in the GAAP and cash mark-to-market rent on the 19,000 square feet of second generation space were negative 3.5% and negative 4.3%, respectively. Tenant improvements and leasing commissions were $7.86 per square foot per annum, or 13.9% of initial rent.
•66,000 square feet at 555 California Street (47,000 square feet at share) at an initial rent of $99.14 per square foot and a weighted average lease term of 9.8 years. The changes in the GAAP and cash mark-to-market rent on the 47,000 square feet of second generation space were positive 32.4% and positive 13.3%, respectively. Tenant improvements and leasing commissions were $12.56 per square foot per annum, or 12.7% of initial rent.
For the Six Months Ended June 30, 2024:
•1,613,000 square feet of New York Office space (848,000 square feet at share) at an initial rent of $118.96 per square foot and a weighted average lease term of 10.1 years. The changes in the GAAP and cash mark-to-market rent on the 613,000 square feet of second generation space were positive 7.6% and positive 3.3%, respectively. Tenant improvements and leasing commissions were $8.64 per square foot per annum, or 7.3% of initial rent.
•40,000 square feet of New York Retail space (37,000 square feet at share) at an initial rent of $258.76 per square foot and a weighted average lease term of 3.9 years. The changes in the GAAP and cash mark-to-market rent on the 31,000 square feet of second generation space were positive 7.2% and negative 14.5%, respectively. Tenant improvements and leasing commissions were $26.92 per square foot per annum, or 10.4% of initial rent.
•83,000 square feet at THE MART (all at share) at an initial rent of $61.09 per square foot and a weighted average lease term of 5.5 years. The changes in the GAAP and cash mark-to-market rent on the 62,000 square feet of second generation space were positive 3.5% and negative 1.4%, respectively. Tenant improvements and leasing commissions were $8.17 per square foot per annum, or 13.4% of initial rent.
•107,000 square feet at 555 California Street (76,000 square feet at share) at an initial rent of $87.03 per square foot and a weighted average lease term of 8.1 years. The changes in the GAAP and cash mark-to-market rent on the 76,000 square feet of second generation space were positive 10.9% and negative 4.4%, respectively. Tenant improvements and leasing commissions were $10.40 per square foot per annum, or 11.9% of initial rent.

Overview - continued

Square Footage (in service) and Occupancy as of June 30, 2024

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,492	15,793	89.3%
Retail (includes retail properties that are in the base of our office properties)	50	(1)	2,163	1,724	77.0%
Residential - 1,642 units(2)	2	(1)	1,196	604	97.6%	(2)
Alexander's	5		2,204	714	92.1%	(2)
			24,055	18,835	88.3%
Other:
THE MART	3		3,688	3,679	76.9%
555 California Street	3		1,821	1,274	94.5%
Other	11		2,537	1,202	86.7%
			8,046	6,155

Total square feet as of June 30, 2024			32,101	24,990
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2023

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,699	16,001	90.7%
Retail (includes retail properties that are in the base of our office properties)	50	(1)	2,123	1,684	74.9%
Residential - 1,974 units(2)	5	(1)	1,479	745	96.8%	(2)
Alexander's	5		2,331	755	92.6%	(2)
			24,632	19,185	89.4%
Other:
THE MART	3		3,688	3,679	79.2%
555 California Street	3		1,819	1,274	94.5%
Other	11		2,537	1,202	91.9%
			8,044	6,155

Total square feet as of December 31, 2023			32,676	25,340
____________________
(1)Reflects the Office, Retail and Residential space within our 64 and 65 total New York properties as of June 30, 2024 and December 31, 2023, respectively.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. For the six months ended June 30, 2024, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended June 30, 2024 and 2023
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended June 30, 2024
	Total	New York	Other
Total revenues	$450,266	$367,578	$82,688
Operating expenses	(229,380)	(188,947)	(40,433)
NOI - consolidated	220,886	178,631	42,255
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(9,013)	(2,196)	(6,817)
Add: NOI from partially owned entities	68,298	65,718	2,580
NOI at share	280,171	242,153	38,018
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(581)	(4,319)	3,738
NOI at share - cash basis	$279,590	$237,834	$41,756

(Amounts in thousands)	For the Three Months Ended June 30, 2023
	Total	New York	Other
Total revenues	$472,359	$362,471	$109,888
Operating expenses	(222,723)	(176,410)	(46,313)
NOI - consolidated	249,636	186,061	63,575
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,742)	(5,204)	(13,538)
Add: NOI from partially owned entities	70,745	67,509	3,236
NOI at share	301,639	248,366	53,273
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,570)	(6,797)	1,227
NOI at share - cash basis	$296,069	$241,569	$54,500

NOI At Share by Segment for the Three Months Ended June 30, 2024 and 2023 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2024	2023
New York:
Office	$178,338	$186,042
Retail	48,392	47,428
Residential	6,220	5,467
Alexander's	9,203	9,429
Total New York	242,153	248,366

Other:
THE MART	16,060	16,462
555 California Street(1)	16,800	31,347
Other investments	5,158	5,464
Total Other	38,018	53,273

NOI at share	$280,171	$301,639
____________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2024	2023
New York:
Office	$176,915	$181,253
Retail	44,700	44,956
Residential	5,947	5,129
Alexander's	10,272	10,231
Total New York	237,834	241,569

Other:
THE MART	16,835	16,592
555 California Street(1)	19,956	32,284
Other investments	4,965	5,624
Total Other	41,756	54,500

NOI at share - cash basis	$279,590	$296,069
____________________
(1)2023 includes our $14,103 share of the receipt of a tenant settlement, net of legal expenses.

NOI At Share by Segment for the Three Months Ended June 30, 2024 and 2023 - continued
Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended June 30, 2024 and 2023
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended June 30, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended June 30,
	2024	2023
Net income	$40,099	$62,733
Depreciation and amortization expense	109,774	107,162
General and administrative expense	38,475	39,410
Transaction related costs and other	3,361	30
Income from partially owned entities	(47,949)	(37,272)
Interest and other investment income, net	(10,511)	(13,153)
Interest and debt expense	98,401	87,165
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(936)
Income tax expense	5,284	4,497
NOI from partially owned entities	68,298	70,745
NOI attributable to noncontrolling interests in consolidated subsidiaries	(9,013)	(18,742)
NOI at share	280,171	301,639
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(581)	(5,570)
NOI at share - cash basis	$279,590	$296,069
NOI At Share by Region(1)

	For the Three Months Ended June 30,
	2024	2023
Region:
New York City metropolitan area	88%	88%
Chicago, IL	6%	6%
San Francisco, CA	6%	6%
	100%	100%
____________________
(1)2023 excludes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Results of Operations – Three Months Ended June 30, 2024 Compared to June 30, 2023
Revenues
Our revenues were $450,266,000 for the three months ended June 30, 2024 compared to $472,359,000 for the prior year’s quarter, a decrease of $22,093,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(2,248)	$(2,248)	$—
Development and redevelopment	6,725	6,725	—
Trade shows	279	—	279
Same store operations	(29,995)	(8,276)	(21,719)	(1)
	(25,239)	(3,799)	(21,440)
Fee and other income:
BMS cleaning fees	3,319	2,935	384
Management and leasing fees	3,051	3,150	(99)
Other income	(3,224)	2,821	(6,045)
	3,146	8,906	(5,760)

Total (decrease) increase in revenues	$(22,093)	$5,107	$(27,200)
____________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

Expenses
Our expenses were $382,388,000 for the three months ended June 30, 2024, compared to $371,507,000 for the prior year’s quarter, an increase of $10,881,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$387	$760	$(373)
Development and redevelopment	1,702	1,702	—
Non-reimbursable expenses	320	320	—
Trade shows	(138)	—	(138)
BMS expenses	2,276	1,892	384
Same store operations	2,110	7,863	(5,753)
	6,657	12,537	(5,880)
Depreciation and amortization:
Acquisitions, dispositions and other	(1,221)	(1,221)	—
Development and redevelopment	416	416	—
Same store operations	3,417	3,042	375
	2,612	2,237	375

General and administrative	(935)	957	(1,892)

Income from deferred compensation plan liability	(784)	—	(784)

Transaction related costs and other	3,331	3,257	74

Total increase (decrease) in expenses	$10,881	$18,988	$(8,107)

Results of Operations – Three Months Ended June 30, 2024 Compared to June 30, 2023 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2024	For the Three Months Ended June 30,
		2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$10,427	$5,941
Return on preferred equity, net of our share of the expense		10,258	9,329
		20,685	15,270
Partially owned office buildings(2)(3)	Various	21,297	(254)
Alexander's(4)	32.4%	3,834	21,413
Other investments(5)	Various	2,133	843
		$47,949	$37,272
____________________
(1)2023 includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan which is being amortized over the remaining term of the restructured loan, reducing future interest expense.
(2)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for details.
(4)2023 includes our $16,396 share of the net gain from the sale of Alexander’s Rego III land parcel.
(5)Includes interests in Independence Plaza, Rosslyn Plaza and others.

Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended June 30,
	2024	2023
Interest on cash and cash equivalents and restricted cash	$10,596	$12,593
Loss from real estate fund investments	(85)	(102)
Amortization of discount on investments in U.S. Treasury bills	—	384
Interest on loans receivable	—	278
	$10,511	$13,153
Interest and Debt Expense
Interest and debt expense for the three months ended June 30, 2024 was $98,401,000 compared to $87,165,000 for the prior year’s quarter, an increase of $11,236,000. This was primarily due to higher average interest rates, inclusive of the impact of our interest rate hedging instruments, partially offset by higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended June 30, 2024 were $16,048,000 compared to $936,000, for the prior year’s quarter, an increase of $15,112,000. This was primarily due to the sale of two condominium units at 220 CPS in 2024.
Income Tax Expense
Income tax expense for the three months ended June 30, 2024 was $5,284,000 compared to $4,497,000 for the prior year’s quarter, an increase of $787,000. This was primarily due to income tax expense recognized upon the sale of two 220 CPS condominium units in 2024.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $13,890,000 for the three months ended June 30, 2024, compared to $2,781,000 for the prior year’s quarter, an increase of $11,109,000. This resulted primarily from higher average interest rates on mortgage loans of our non-wholly owned consolidated subsidiaries.

Results of Operations – Three Months Ended June 30, 2024 Compared to June 30, 2023
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended June 30, 2024 compared to June 30, 2023.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended June 30, 2024	$280,171	$242,153	$16,060	$16,800	$5,158
Less NOI at share from:
Dispositions	(620)	(633)	13	—	—
Development properties	(9,637)	(9,637)	—	—	—
Other non-same store income, net	(6,094)	(936)	—	—	(5,158)
Same store NOI at share for the three months ended June 30, 2024	$263,820	$230,947	$16,073	$16,800	$—

NOI at share for the three months ended June 30, 2023	$301,639	$248,366	$16,462	$31,347	$5,464
Less NOI at share from:
Dispositions	(696)	(1,082)	386	—	—
Development properties	(4,391)	(4,391)	—	—	—
Other non-same store income, net	(6,730)	(1,266)	—	—	(5,464)
Same store NOI at share for the three months ended June 30, 2023	$289,822	$241,627	$16,848	$31,347	$—

Decrease in same store NOI at share	$(26,002)	$(10,680)	$(775)	$(14,547)	$—

% decrease in same store NOI at share	(9.0)%	(4.4)%	(4.6)%	(46.4)%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2024	$279,590	$237,834	$16,835	$19,956	$4,965
Less NOI at share - cash basis from:
Dispositions	(620)	(633)	13	—	—
Development properties	(7,353)	(7,353)	—	—	—
Other non-same store income, net	(6,880)	(1,915)	—	—	(4,965)
Same store NOI at share - cash basis for the three months ended June 30, 2024	$264,737	$227,933	$16,848	$19,956	$—

NOI at share - cash basis for the three months ended June 30, 2023	$296,069	$241,569	$16,592	$32,284	$5,624
Less NOI at share - cash basis from:
Dispositions	(860)	(1,337)	477	—	—
Development properties	(4,554)	(4,554)	—	—	—
Other non-same store income, net	(7,061)	(1,437)	—	—	(5,624)
Same store NOI at share - cash basis for the three months ended June 30, 2023	$283,594	$234,241	$17,069	$32,284	$—

Decrease in same store NOI at share - cash basis	$(18,857)	$(6,308)	$(221)	$(12,328)	$—

% decrease in same store NOI at share - cash basis	(6.6)%	(2.7)%	(1.3)%	(38.2)%	0.0%

NOI At Share by Segment for the Six Months Ended June 30, 2024 and 2023
Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2024 and 2023.

(Amounts in thousands)	For the Six Months Ended June 30, 2024
	Total	New York	Other
Total revenues	$886,641	$725,812	$160,829
Operating expenses	(455,604)	(377,225)	(78,379)
NOI - consolidated	431,037	348,587	82,450
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,409)	(6,732)	(13,677)
Add: NOI from partially owned entities	138,667	133,427	5,240
NOI at share	549,295	475,282	74,013
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(2,092)	(6,654)	4,562
NOI at share - cash basis	$547,203	$468,628	$78,575

(Amounts in thousands)	For the Six Months Ended June 30, 2023
	Total	New York	Other
Total revenues	$918,282	$726,285	$191,997
Operating expenses	(451,496)	(364,731)	(86,765)
NOI - consolidated	466,786	361,554	105,232
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,506)	(10,027)	(20,479)
Add: NOI from partially owned entities	138,842	132,833	6,009
NOI at share	575,122	484,360	90,762
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(518)	(1,764)	1,246
NOI at share - cash basis	$574,604	$482,596	$92,008

NOI At Share by Segment for the Six Months Ended June 30, 2024 and 2023 - continued
The elements of our New York and Other NOI at share for the six months ended June 30, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2024	2023
New York:
Office	$346,326	$360,312
Retail	95,858	94,624
Residential	12,188	10,925
Alexander's	20,910	18,499
Total New York	475,282	484,360

Other:
THE MART	30,546	31,871
555 California Street(1)	33,329	48,276
Other investments	10,138	10,615
Total Other	74,013	90,762

NOI at share	$549,295	$575,122
____________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2024	2023
New York:
Office	$343,285	$363,334
Retail	88,573	88,990
Residential	11,637	10,180
Alexander's	25,133	20,092
Total New York	468,628	482,596

Other:
THE MART	31,784	31,267
555 California Street(1)	36,894	50,002
Other investments	9,897	10,739
Total Other	78,575	92,008

NOI at share - cash basis	$547,203	$574,604
____________________
(1)2023 includes our $14,103 share of the receipt of a tenant settlement, net of legal expenses.

Reconciliation of Net Income to NOI At Share and NOI at Share - Cash Basis for the Six Months Ended June 30, 2024 and 2023

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the six months ended June 30, 2024 and 2023.

(Amounts in thousands)	For the Six Months Ended June 30,
	2024	2023
Net income	$33,826	$73,931
Depreciation and amortization expense	218,433	213,727
General and administrative expense	76,372	81,005
Transaction related costs and other	4,014	688
Income from partially owned entities	(64,228)	(53,938)
Interest and other investment income, net	(22,235)	(22,737)
Interest and debt expense	188,879	173,402
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(8,456)
Income tax expense	12,024	9,164
NOI from partially owned entities	138,667	138,842
NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,409)	(30,506)
NOI at share	549,295	575,122
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(2,092)	(518)
NOI at share - cash basis	$547,203	$574,604
NOI At Share by Region(1)

	For the Six Months Ended June 30,
	2024	2023
Region:
New York City metropolitan area	88%	88%
Chicago, IL	6%	6%
San Francisco, CA	6%	6%
	100%	100%
____________________
(1)2023 excludes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Results of Operations – Six Months Ended June 30, 2024 Compared to June 30, 2023

Revenues
Our revenues were $886,641,000 for the six months ended June 30, 2024, compared to $918,282,000 for the prior year’s six months, a decrease of $31,641,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(35)	$(31)	$(4)
Development and redevelopment	10,034	10,034	—
Trade shows	947	—	947
Same store operations	(43,700)	(21,583)	(22,117)	(1)
	(32,754)	(11,580)	(21,174)
Fee and other income:
BMS cleaning fees	3,771	3,897	(126)
Management and leasing fees	2,613	2,689	(76)
Other income	(5,271)	4,521	(9,792)
	1,113	11,107	(9,994)

Total decrease in revenues	$(31,641)	$(473)	$(31,168)
____________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

Expenses
Our expenses were $760,341,000 for the six months ended June 30, 2024, compared to $752,826,000 for the prior year’s six months, an increase of $7,515,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(487)	$582	$(1,069)
Development and redevelopment	1,849	1,849	—
Non-reimbursable expenses	(269)	(269)	—
Trade shows	342	—	342
BMS expenses	1,306	1,432	(126)
Same store operations	1,367	8,900	(7,533)
	4,108	12,494	(8,386)
Depreciation and amortization:
Acquisitions, dispositions and other	(2,474)	(2,474)	—
Development and redevelopment	44	44	—
Same store operations	7,136	6,202	934
	4,706	3,772	934

General and administrative	(4,633)	998	(5,631)	(1)

Expense from deferred compensation plan liability	8	—	8

Transaction related costs and other	3,326	3,247	79

Total increase (decrease) in expenses	$7,515	$20,511	$(12,996)
____________________
(1)Primarily due to the acceleration of non-cash expense on equity compensation grants for retirement eligible employees in 2023.

Results of Operations – Six Months Ended June 30, 2024 Compared to June 30, 2023 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2024	For the Six Months Ended June 30,
		2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$19,718	$16,140
Return on preferred equity, net of our share of the expense		19,586	18,555
		39,304	34,695
Partially owned office buildings(2)(3)	Various	10,894	(9,217)
Alexander's(4)	32.4%	10,168	26,157
Other investments(5)	Various	3,862	2,303
		$64,228	$53,938
_____________________
(1)2023 includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan which is being amortized over the remaining term of the restructured loan, reducing future interest expense.
(2)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for details.
(4)2023 includes our $16,396 share of the net gain from the sale of Alexander’s Rego III land parcel.
(5)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Six Months Ended June 30,
	2024	2023
Interest on cash and cash equivalents and restricted cash	$22,285	$18,267
Loss from real estate fund investments	(50)	(121)
Amortization of discount on investments in U.S. Treasury bills	—	3,829
Interest on loans receivable	—	762
	$22,235	$22,737

Interest and Debt Expense
Interest and debt expense was $188,879,000 for the six months ended June 30, 2024, compared to $173,402,000 for the prior year’s six months, an increase of $15,477,000. This was primarily due to higher average interest rates, inclusive of the impact of our interest rate hedging instruments, partially offset by higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets were $16,048,000 for the six months ended June 30, 2024, primarily resulting from the sale of two condominium units at 220 CPS. Net gains on disposition of wholly owned and partially owned assets were $8,456,000 for the six months ended June 30, 2023, primarily resulting from the sale of a condominium unit at 220 CPS.
Income Tax Expense
Income tax expense for the six months ended June 30, 2024 was $12,024,000 compared to $9,164,000 for the prior year’s six months, an increase of $2,860,000. This was primarily due to income tax expense recognized upon the sale of two 220 CPS condominium units in 2024.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $25,872,000 for the six months ended June 30, 2024, compared to $12,709,000 for the prior year’s six months, an increase of $13,163,000. This resulted primarily from higher average interest rates on mortgage loans of our non-wholly owned consolidated subsidiaries.

Results of Operations – Six Months Ended June 30, 2024 Compared to June 30, 2023 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the six months ended June 30, 2024 compared to June 30, 2023.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the six months ended June 30, 2024	$549,295	$475,282	$30,546	$33,329	$10,138
Less NOI at share from:
Dispositions	(1,419)	(1,425)	6	—	—
Development properties	(17,595)	(17,595)	—	—	—
Other non-same store income, net	(11,910)	(1,772)	—	—	(10,138)
Same store NOI at share for the six months ended June 30, 2024	$518,371	$454,490	$30,552	$33,329	$—

NOI at share for the six months ended June 30, 2023	$575,122	$484,360	$31,871	$48,276	$10,615
Less NOI at share from:
Dispositions	(1,030)	(2,100)	1,070	—	—
Development properties	(8,722)	(8,722)	—	—	—
Other non-same store (income) expense, net	(8,146)	2,469	—	—	(10,615)
Same store NOI at share for the six months ended June 30, 2023	$557,224	$476,007	$32,941	$48,276	$—

Decrease in same store NOI at share	$(38,853)	$(21,517)	$(2,389)	$(14,947)	$—

% decrease in same store NOI at share	(7.0)%	(4.5)%	(7.3)%	(31.0)%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2024	$547,203	$468,628	$31,784	$36,894	$9,897
Less NOI at share - cash basis from:
Dispositions	(1,419)	(1,425)	6	—	—
Development properties	(13,323)	(13,323)	—	—	—
Other non-same store income, net	(13,253)	(3,356)	—	—	(9,897)
Same store NOI at share - cash basis for the six months ended June 30, 2024	$519,208	$450,524	$31,790	$36,894	$—

NOI at share - cash basis for the six months ended June 30, 2023	$574,604	$482,596	$31,267	$50,002	$10,739
Less NOI at share - cash basis from:
Dispositions	(1,263)	(2,514)	1,251	—	—
Development properties	(8,699)	(8,699)	—	—	—
Other non-same store income, net	(13,132)	(2,393)	—	—	(10,739)
Same store NOI at share - cash basis for the six months ended June 30, 2023	$551,510	$468,990	$32,518	$50,002	$—

Decrease in same store NOI at share - cash basis	$(32,302)	$(18,466)	$(728)	$(13,108)	$—

% decrease in same store NOI at share - cash basis	(5.9)%	(3.9)%	(2.2)%	(26.2)%	0.0%

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
As of June 30, 2024, we had $2.7 billion of liquidity comprised of $1.1 billion of cash and cash equivalents and restricted cash and $1.6 billion available on our $2.2 billion revolving credit facilities. The ongoing challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2024 in the fourth quarter, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase program. As of June 30, 2024, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,116,854,000 as of June 30, 2024, a $144,730,000 decrease from the balance as of December 31, 2023.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2024	2023
Net cash provided by operating activities	$226,164	$374,741	$(148,577)
Net cash (used in) provided by investing activities	(307,100)	152,373	(459,473)
Net cash used in financing activities	(63,794)	(236,138)	172,344
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the six months ended June 30, 2024, net cash provided by operating activities of $226,164,000 was comprised of $282,855,000 of cash from operations, including distributions of income from partially owned entities of $54,618,000, and a net decrease of $56,691,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash (used in) provided by investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash (used in) provided by investing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2024	2023
Development costs and construction in progress	$(138,076)	$(289,792)	$151,716
Additions to real estate	(112,578)	(100,126)	(12,452)
Investments in partially owned entities	(90,051)	(37,222)	(52,829)
Proceeds from sale of condominium units at 220 Central Park South	31,605	14,216	17,389
Proceeds from sales of real estate	2,000	6,363	(4,363)
Proceeds from maturities of U.S. Treasury bills	—	468,598	(468,598)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000	(105,000)
Distributions of capital from partially owned entities	—	18,481	(18,481)
Acquisitions of real estate and other	—	(33,145)	33,145
Net cash (used in) provided by investing activities	$(307,100)	$152,373	$(459,473)

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2024	2023
Repayments of borrowings	$(95,696)	$(115,800)	$20,104
Proceeds from borrowings	75,000	—	75,000
Dividends paid on preferred shares/Distributions to preferred unitholders	(31,058)	(31,058)	—
Deferred financing costs	(13,649)	(3,078)	(10,571)
Contributions from noncontrolling interests in consolidated subsidiaries	1,758	18,328	(16,570)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(242)	(9,440)	9,198
Dividends paid on common shares/Distributions to Vornado	—	(71,950)	71,950
Repurchase of common shares/Class A units owned by Vornado	—	(23,250)	23,250
Other financing activity, net	93	110	(17)
Net cash used in financing activities	$(63,794)	$(236,138)	$172,344
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
PENN District
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $675,504,000 of cash has been expended as of June 30, 2024.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $60,493,000 of cash has been expended as of June 30, 2024.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture to develop Sunset Pier 94 Studios (“Pier 94 JV”), a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing and $166,800,000 of equity contributions. Our share of equity contributions will be funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. We have funded $19,494,000 of cash contributions as of June 30, 2024.

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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of June 30, 2024, the aggregate dollar amount of these guarantees was approximately $574,500,000, primarily comprised of payment guarantees for the mortgage loans secured by 7 West 34th Street and 435 Seventh Avenue, and the completion guarantee provided to the lender of the Pier 94 JV. Other than these loans, our mortgage loans are non-recourse to us.
As of June 30, 2024, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2024, the Tax Credit Investor has made $205,068,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. As of June 30, 2024, our share of unfunded commitments to the Fund was $5,769,000.
As of June 30, 2024, we had construction commitments aggregating approximately $45,819,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 12 – Income Per Share/Income Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and six months ended June 30, 2024 and 2023.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$35,260	$46,377	$26,226	$51,545
Per diluted share	$0.18	$0.24	$0.13	$0.27
FFO adjustments:
Depreciation and amortization of real property	$97,897	$94,922	$194,680	$189,714
Net gains on sale of real estate	(873)	(260)	(873)	(260)
Our share of partially owned entities:
Depreciation and amortization of real property	26,458	26,666	52,621	54,135
Net gain on sale of real estate	—	(16,545)	—	(16,545)
	123,482	104,783	246,428	227,044
Noncontrolling interests' share of above adjustments	(10,191)	(7,510)	(20,362)	(16,256)
FFO adjustments, net	$113,291	$97,273	$226,066	$210,788

FFO attributable to common shareholders	$148,551	$143,650	$252,292	$262,333
Impact of assumed conversion of dilutive convertible securities	393	409	776	816
FFO attributable to common shareholders plus assumed conversions	$148,944	$144,059	$253,068	$263,149
Per diluted share	$0.76	$0.74	$1.29	$1.35

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	190,492	191,468	190,460	191,668
Effect of dilutive securities:
Share-based payment awards	3,913	32	4,058	23
Convertible securities	1,934	3,378	1,887	2,852
Denominator for FFO per diluted share	196,339	194,878	196,405	194,543

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of June 30, 2024
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$7,067,300	4.28%	$—
Variable rate(4)	1,216,619	6.21%	4,512
	$8,283,919	4.57%	$4,512
Pro rata share of debt of non-consolidated entities:
Fixed rate	$1,368,074	4.44%	$—
Variable rate(5)	1,126,301	7.14%	8,814
	$2,494,375	5.66%	$8,814
Noncontrolling interests' share of consolidated subsidiaries			(2,687)
Total change in annual net income attributable to the Operating Partnership			10,639
Noncontrolling interests’ share of the Operating Partnership			(878)
Total change in annual net income attributable to Vornado			$9,761
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.05
Total change in annual net income attributable to Vornado per diluted share			$0.05
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,034,119, of which $397,059 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.74% and a weighted average remaining term of ten months.
(5)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $244,883 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.16% and a weighted average remaining term of one year.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2024, the estimated fair value of our consolidated debt was $7,997,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of June 30, 2024.

(Amounts in thousands)						Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	6.03%	05/26
770 Broadway mortgage loan	700,000	S+225	700,000		4.98%	07/27
PENN 11 mortgage loan	500,000	S+206	500,000		6.28%	10/25
Unsecured revolving credit facility	575,000	S+115	575,000		3.88%	08/27
Unsecured term loan:	800,000	S+130
In-place swap through 7/25			700,000		4.53%	07/25
In-place swap through 10/26			550,000		4.36%	10/26
In-place swap through 8/27			50,000		4.04%	08/27
100 West 33rd Street mortgage loan	480,000	S+185	480,000		5.26%	06/27
888 Seventh Avenue mortgage loan	259,800	S+180	200,000		4.76%	09/27
4 Union Square South mortgage loan	120,000	S+150	97,300		3.74%	01/25
435 Seventh Avenue mortgage loan	75,000	S+210	75,000		6.96%	04/26

					Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas mortgage loan(2)	950,000	S+162	950,000		1.00%	11/25
One Park Avenue mortgage loan	525,000	S+122	525,000		3.89%	03/25
Various mortgage loans	149,119		149,119
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2) In connection with the arrangement, we made a $63,100 up-front payment in November 2023, of which $18,930 was attributable to noncontrolling interests.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of June 30, 2024.

(Amounts in thousands and at share)					Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swaps:
731 Lexington Avenue retail condominium (32.4% interest)	$97,200	S+151	$97,200	1.76%	05/25

				Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	75,543	S+146	75,543	4.39%	01/26
512 West 22nd Street (55.0% interest)	69,591	S+235	69,591	4.50%	06/25
Rego Park II (32.4% interest)	65,624	S+145	65,624	4.15%	11/24
Fashion Centre Mall/Washington Tower (7.5% interest)	34,125	S+305	34,125	3.00%	05/25

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended June 30, 2024, Vornado issued 21,955 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There were no cash proceeds associated with these issuances.
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
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended June 30, 2024, Vornado Realty L.P. issued 5,420 Class A units to satisfy conversions of restricted Operating Partnership units (“LTIP Units”). There were no cash proceeds associated with the issuances.
On May 23, 2024, the Operating Partnership granted 66,600 LTIP Units at a market price of $23.65 per unit to Vornado Trustees that are not executives of the Company as part of their annual Trustee fees. The units were issued outside of Vornado's omnibus share plan.
All of the securities referred to above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits
The documents listed below are filed herewith or incorporated herein by reference and numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number			Exhibit Description
10.34		—	Third Amended and Restated Revolving Credit Agreement dated as of May 3, 2024, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	*
10.35		—	Amendment No. 1 to Third Amended and Restated Revolving Credit Agreement dated as of May 14, 2024, among Vornado Realty L.P., as Borrower, the Banks listed on signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	*
10.36		—	Amendment No. 1 to Second Amended and Restated Term Loan Agreement dated as of May 14, 2024, among Vornado Realty L.P., as Borrower, the Banks listed on signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	*
15.1		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted as iXBRL and contained in Exhibit 101.

	*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: August 5, 2024	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: August 5, 2024	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)