Form 10-Q
period 2024-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2024-11-04
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2024
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of September 30, 2024, 190,649,061 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” and “VRLP” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 91.3% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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
•Note 13. (Loss) Income Per Share and Per Class A Unit
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	September 30, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land	$2,434,209	$2,436,221
Buildings and improvements	10,306,041	9,952,954
Development costs and construction in progress	1,153,831	1,281,076
Leasehold improvements and equipment	137,086	130,953
Total	14,031,167	13,801,204
Less accumulated depreciation and amortization	(3,969,369)	(3,752,827)
Real estate, net	10,061,798	10,048,377
Right-of-use assets	677,135	680,044
Cash and cash equivalents	783,596	997,002
Restricted cash	245,479	264,582
Tenant and other receivables	72,061	69,543
Investments in partially owned entities	2,682,672	2,610,558
Receivable arising from the straight-lining of rents	698,912	701,666
Deferred leasing costs, net of accumulated amortization of $266,009 and $249,347	352,765	355,010
Identified intangible assets, net of accumulated amortization of $76,223 and $98,589	120,252	127,082
Other assets	388,431	333,801
	$16,083,101	$16,187,665
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,675,054	$5,688,020
Senior unsecured notes, net	1,195,403	1,193,873
Unsecured term loan, net	795,601	794,559
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	746,060	732,859
Accounts payable and accrued expenses	362,395	411,044
Deferred revenue	29,236	32,199
Deferred compensation plan	113,352	105,245
Other liabilities	323,541	311,132
Total liabilities	9,815,642	9,843,931
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,015,350 and 17,000,030 units outstanding	670,405	480,251
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	673,940	483,786
Redeemable noncontrolling interest in a consolidated subsidiary	134,249	154,662
Total redeemable noncontrolling interests	808,189	638,448
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,504 and 48,792,902 shares	1,182,449	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,649,061 and 190,390,703 shares	7,605	7,594
Additional capital	8,090,723	8,263,291
Earnings less than distributions	(4,002,345)	(4,009,395)
Accumulated other comprehensive (loss) income	(478)	65,115
Total shareholders' equity	5,277,954	5,509,064
Noncontrolling interests in consolidated subsidiaries	181,316	196,222
Total equity	5,459,270	5,705,286
	$16,083,101	$16,187,665
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Rental revenues	$387,470	$400,367	$1,170,343	$1,215,994
Fee and other income	55,785	50,628	159,553	153,283
Total revenues	443,255	450,995	1,329,896	1,369,277
EXPENSES:
Operating	(236,149)	(233,737)	(691,753)	(685,233)
Depreciation and amortization	(116,006)	(110,349)	(334,439)	(324,076)
General and administrative	(35,511)	(35,838)	(111,883)	(116,843)
Expense from deferred compensation plan liability	(5,171)	(1,631)	(11,089)	(7,541)
Transaction related costs and other	113	(813)	(3,901)	(1,501)
Total expenses	(392,724)	(382,368)	(1,153,065)	(1,135,194)

Income from partially owned entities	18,229	18,269	82,457	72,207
Interest and other investment income, net	12,391	14,717	34,626	37,454
Income from deferred compensation plan assets	5,171	1,631	11,089	7,541
Interest and debt expense	(100,907)	(88,126)	(289,786)	(261,528)
Net gains on disposition of wholly owned and partially owned assets	—	56,136	16,048	64,592
(Loss) income before income taxes	(14,585)	71,254	31,265	154,349
Income tax expense	(4,883)	(11,684)	(16,907)	(20,848)
Net (loss) income	(19,468)	59,570	14,358	133,501
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	14,152	13,541	40,024	26,250
Operating Partnership	1,690	(4,736)	(724)	(8,773)
Net (loss) income attributable to Vornado	(3,626)	68,375	53,658	150,978
Preferred share dividends	(15,528)	(15,529)	(46,586)	(46,587)
NET (LOSS) INCOME attributable to common shareholders	$(19,154)	$52,846	$7,072	$104,391

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(0.10)	$0.28	$0.04	$0.55
Weighted average shares outstanding	190,556	190,364	190,493	191,228

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(0.10)	$0.28	$0.04	$0.54
Weighted average shares outstanding	190,556	192,921	195,473	193,845

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(19,468)	$59,570	$14,358	$133,501
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate hedges and other	(98,940)	22,312	(49,539)	2,433
Other comprehensive loss of nonconsolidated subsidiaries	(18,988)	(1,390)	(21,215)	(4,534)
Comprehensive (loss) income	(137,396)	80,492	(56,396)	131,400
Less comprehensive loss attributable to noncontrolling interests	28,486	6,236	44,477	17,323
Comprehensive (loss) income attributable to Vornado	$(108,910)	$86,728	$(11,919)	$148,723
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2024:
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$7,599	$8,314,657	$(3,983,194)	$104,779	$191,699	$5,817,999
Net loss attributable to Vornado	—	—	—	—	—	(3,626)	—	—	(3,626)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(6,290)	(6,290)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,528)	—	—	(15,528)
Common shares issued upon redemption of Class A units, at redemption value	—	—	143	6	4,773	—	—	—	4,779
Conversion of Series A preferred shares to common shares	—	(10)	1	—	10	—	—	—	—
Contributions	—	—	—	—	—	—	—	93	93
Distributions	—	—	—	—	—	—	—	(998)	(998)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(18,988)	—	(18,988)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(98,940)	—	(98,940)
Redeemable Class A unit measurement adjustment	—	—	—	—	(228,717)	—	27	—	(228,690)
Other comprehensive loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	9,454	—	9,454
Consolidated subsidiaries	—	—	—	—	—	—	3,190	(3,190)	—
Other	—	—	—	—	—	3	—	2	5
Balance as of September 30, 2024	48,793	$1,182,449	190,649	$7,605	$8,090,723	$(4,002,345)	$(478)	$181,316	$5,459,270

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$7,601	$8,331,228	$(3,938,202)	$151,771	$259,673	$5,994,530
Net income attributable to Vornado	—	—	—	—	—	68,375	—	—	68,375
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(2,350)	(2,350)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued upon redemption of Class A units, at redemption value	—	—	81	3	1,612	—	—	—	1,615
Contributions	—	—	—	—	—	—	—	206	206
Distributions	—	—	—	—	—	—	—	(20)	(20)
Repurchase of common shares	—	—	(302)	(12)	—	(5,921)	—	—	(5,933)
Deferred compensation shares and options	—	—	(1)	—	74	11	—	—	85
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(1,390)	—	(1,390)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	22,312	—	22,312
Redeemable Class A unit measurement adjustment	—	—	—	—	8,896	—	58	—	8,954
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(1,634)	—	(1,634)
Consolidated subsidiaries	—	—	—	—	—	—	(935)	935	—
Balance as of September 30, 2023	48,793	$1,182,459	190,322	$7,592	$8,341,810	$(3,891,266)	$170,182	$258,444	$6,069,221
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado	—	—	—	—	—	53,658	—	—	53,658
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(16,272)	(16,272)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(46,586)	—	—	(46,586)
Common shares issued upon redemption of Class A units, at redemption value	—	—	258	11	7,808	—	—	—	7,819
Conversion of Series A preferred shares to common shares	—	(10)	1	—	10	—	—	—	—
Contributions	—	—	—	—	—	—	—	1,851	1,851
Distributions	—	—	—	—	—	—	—	(1,183)	(1,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(21,215)	—	(21,215)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(49,539)	—	(49,539)
Redeemable Class A unit measurement adjustment	—	—	—	—	(180,531)	—	(16)	—	(180,547)
Other comprehensive loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	5,872	—	5,872
Consolidated subsidiaries	—	—	—	—	—	—	(695)	695	—
Other	—	—	(1)	—	145	(22)	—	3	126
Balance as of September 30, 2024	48,793	$1,182,449	190,649	$7,605	$8,090,723	$(4,002,345)	$(478)	$181,316	$5,459,270
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	150,978	—	—	150,978
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	2,961	2,961
Dividends on common shares ($0.375 per share)	—	—	—	—	—	(71,950)	—	—	(71,950)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(46,587)	—	—	(46,587)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	475	19	7,154	—	—	—	7,173
Under dividend reinvestment plan	—	—	6	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	22,534	22,534
Distributions	—	—	—	—	—	—	—	(3,831)	(3,831)
Repurchase of common shares	—	—	(2,024)	(81)	—	(29,102)	—	—	(29,183)
Deferred compensation shares and options	—	—	(2)	—	243	(25)	—	—	218
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(4,534)	—	(4,534)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	2,433	—	2,433
Redeemable Class A unit measurement adjustment	—	—	—	—	(55,629)	—	(2,530)	—	(58,159)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(26)	—	(26)
Consolidated subsidiaries	—	—	—	—	—	—	(128)	128	—
Balance as of September 30, 2023	48,793	$1,182,459	190,322	$7,592	$8,341,810	$(3,891,266)	$170,182	$258,444	$6,069,221
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$14,358	$133,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	351,123	342,038
Distributions of income from partially owned entities	101,826	131,308
Equity in net income of partially owned entities	(82,457)	(72,207)
Amortization of interest rate cap premiums	32,792	4,225
Stock-based compensation expense	22,813	33,247
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(64,592)
Change in deferred tax liability	9,823	14,309
Straight-lining of rents	2,950	(4,770)
Amortization of below-market leases, net	(2,842)	(4,083)
Net realized and unrealized gain on real estate fund investments	—	(1,861)
Return of capital from real estate fund investments	—	1,861
Other non-cash adjustments	11,427	3,919
Changes in operating assets and liabilities:
Tenant and other receivables	(7,054)	(8,267)
Prepaid assets	(60,506)	(72,194)
Other assets	(53,720)	(72,201)
Lease liabilities	13,201	13,191
Accounts payable and accrued expenses	(12,723)	26,023
Other liabilities	6,580	33,428
Net cash provided by operating activities	331,543	436,875

Cash Flows from Investing Activities:
Development costs and construction in progress	(187,799)	(432,439)
Additions to real estate	(173,586)	(155,080)
Investments in partially owned entities	(109,301)	(43,737)
Investment in loan receivable	(50,000)	—
Proceeds from sale of condominium units at 220 Central Park South	31,605	14,216
Proceeds from sales of real estate	2,000	123,550
Proceeds from maturities of U.S. Treasury bills	—	468,598
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000
Distributions of capital from partially owned entities	—	18,837
Acquisitions of real estate and other	—	(33,145)
Net cash (used in) provided by investing activities	(487,081)	65,800
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Financing Activities:
Repayments of borrowings	$(95,696)	$(119,400)
Proceeds from borrowings	75,000	—
Dividends paid on preferred shares	(46,586)	(46,587)
Deferred financing costs	(13,667)	(3,398)
Contributions from noncontrolling interests	5,190	18,534
Distributions to noncontrolling interests	(1,269)	(9,489)
Dividends paid on common shares	—	(71,950)
Repurchase of common shares	—	(29,183)
Other financing activity, net	57	121
Net cash used in financing activities	(76,971)	(261,352)
Net (decrease) increase in cash and cash equivalents and restricted cash	(232,509)	241,323
Cash and cash equivalents and restricted cash at beginning of period	1,261,584	1,021,157
Cash and cash equivalents and restricted cash at end of period	$1,029,075	$1,262,480

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$997,002	$889,689
Restricted cash at beginning of period	264,582	131,468
Cash and cash equivalents and restricted cash at beginning of period	$1,261,584	$1,021,157

Cash and cash equivalents at end of period	$783,596	$1,000,362
Restricted cash at end of period	245,479	262,118
Cash and cash equivalents and restricted cash at end of period	$1,029,075	$1,262,480

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$236,892	$306,001
Cash payments for income taxes	$6,010	$8,728

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$(180,547)	$(58,159)
Write-off of fully depreciated assets	(78,360)	(46,164)
Change in fair value of consolidated interest rate hedges and other	(49,539)	2,433
Accrued capital expenditures included in accounts payable and accrued expenses	31,669	64,072
Reclassification of assets held for sale (included in "other assets")	15,279	—
Initial investment in Sunset Pier 94 Joint Venture upon contribution of leasehold interest	—	50,090
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:
Real estate	—	21,693
Right-of-use assets	—	7,081
Lease liabilities	—	(20,692)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	September 30, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land	$2,434,209	$2,436,221
Buildings and improvements	10,306,041	9,952,954
Development costs and construction in progress	1,153,831	1,281,076
Leasehold improvements and equipment	137,086	130,953
Total	14,031,167	13,801,204
Less accumulated depreciation and amortization	(3,969,369)	(3,752,827)
Real estate, net	10,061,798	10,048,377
Right-of-use assets	677,135	680,044
Cash and cash equivalents	783,596	997,002
Restricted cash	245,479	264,582
Tenant and other receivables	72,061	69,543
Investments in partially owned entities	2,682,672	2,610,558
Receivable arising from the straight-lining of rents	698,912	701,666
Deferred leasing costs, net of accumulated amortization of $266,009 and $249,347	352,765	355,010
Identified intangible assets, net of accumulated amortization of $76,223 and $98,589	120,252	127,082
Other assets	388,431	333,801
	$16,083,101	$16,187,665
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,675,054	$5,688,020
Senior unsecured notes, net	1,195,403	1,193,873
Unsecured term loan, net	795,601	794,559
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	746,060	732,859
Accounts payable and accrued expenses	362,395	411,044
Deferred revenue	29,236	32,199
Deferred compensation plan	113,352	105,245
Other liabilities	323,541	311,132
Total liabilities	9,815,642	9,843,931
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 17,015,350 and 17,000,030 units outstanding	670,405	480,251
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	673,940	483,786
Redeemable noncontrolling interest in a consolidated subsidiary	134,249	154,662
Total redeemable noncontrolling interests	808,189	638,448
Partners' equity:
Partners' capital	9,280,777	9,453,344
Earnings less than distributions	(4,002,345)	(4,009,395)
Accumulated other comprehensive (loss) income	(478)	65,115
Total partners' equity	5,277,954	5,509,064
Noncontrolling interests in consolidated subsidiaries	181,316	196,222
Total equity	5,459,270	5,705,286
	$16,083,101	$16,187,665
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Rental revenues	$387,470	$400,367	$1,170,343	$1,215,994
Fee and other income	55,785	50,628	159,553	153,283
Total revenues	443,255	450,995	1,329,896	1,369,277
EXPENSES:
Operating	(236,149)	(233,737)	(691,753)	(685,233)
Depreciation and amortization	(116,006)	(110,349)	(334,439)	(324,076)
General and administrative	(35,511)	(35,838)	(111,883)	(116,843)
Expense from deferred compensation plan liability	(5,171)	(1,631)	(11,089)	(7,541)
Transaction related costs and other	113	(813)	(3,901)	(1,501)
Total expenses	(392,724)	(382,368)	(1,153,065)	(1,135,194)

Income from partially owned entities	18,229	18,269	82,457	72,207
Interest and other investment income, net	12,391	14,717	34,626	37,454
Income from deferred compensation plan assets	5,171	1,631	11,089	7,541
Interest and debt expense	(100,907)	(88,126)	(289,786)	(261,528)
Net gains on disposition of wholly owned and partially owned assets	—	56,136	16,048	64,592
(Loss) income before income taxes	(14,585)	71,254	31,265	154,349
Income tax expense	(4,883)	(11,684)	(16,907)	(20,848)
Net (loss) income	(19,468)	59,570	14,358	133,501
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	14,152	13,541	40,024	26,250
Net (loss) income attributable to Vornado Realty L.P.	(5,316)	73,111	54,382	159,751
Preferred unit distributions	(15,557)	(15,558)	(46,672)	(46,673)
NET (LOSS) INCOME attributable to Class A unitholders	$(20,873)	$57,553	$7,710	$113,078

(LOSS) INCOME PER CLASS A UNIT - BASIC:
Net (loss) income per Class A unit	$(0.10)	$0.28	$0.04	$0.55
Weighted average units outstanding	205,025	204,628	204,953	205,268

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(0.10)	$0.28	$0.04	$0.54
Weighted average units outstanding	205,025	207,185	209,933	207,885
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(19,468)	$59,570	$14,358	$133,501
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate hedges and other	(98,940)	22,312	(49,539)	2,433
Other comprehensive loss of nonconsolidated subsidiaries	(18,988)	(1,390)	(21,215)	(4,534)
Comprehensive (loss) income	(137,396)	80,492	(56,396)	131,400
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	17,342	12,606	39,329	26,122
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(120,054)	$93,098	$(17,067)	$157,522

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2024:
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$8,322,256	$(3,983,194)	$104,779	$191,699	$5,817,999
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(5,316)	—	—	(5,316)
Net loss attributable to redeemable partnership units	—	—	—	—	1,690	—	—	1,690
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(6,290)	(6,290)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,528)	—	—	(15,528)
Class A units redeemed for common shares	—	—	143	4,779	—	—	—	4,779
Conversion of Series A preferred units to common shares	—	(10)	1	10	—	—	—	—
Contributions	—	—	—	—	—	—	93	93
Distributions	—	—	—	—	—	—	(998)	(998)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(18,988)	—	(18,988)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(98,940)	—	(98,940)
Redeemable Class A unit measurement adjustment	—	—	—	(228,717)	—	27	—	(228,690)
Other comprehensive loss (income) attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	9,454	—	9,454
Consolidated subsidiaries	—	—	—	—	—	3,190	(3,190)	—
Other	—	—	—	—	3	—	2	5
Balance as of September 30, 2024	48,793	$1,182,449	190,649	$8,098,328	$(4,002,345)	$(478)	$181,316	$5,459,270

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2023:
Balance as of June 30, 2023	48,793	$1,182,459	190,544	$8,338,829	$(3,938,202)	$151,771	$259,673	$5,994,530
Net income attributable to Vornado Realty L.P.	—	—	—	—	73,111	—	—	73,111
Net income attributable to redeemable partnership units	—	—	—	—	(4,736)	—	—	(4,736)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(2,350)	(2,350)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units redeemed for common shares	—	—	81	1,615	—	—	—	1,615
Contributions	—	—	—	—	—	—	206	206
Distributions	—	—	—	—	—	—	(20)	(20)
Repurchase of Class A units owned by Vornado	—	—	(302)	(12)	(5,921)	—	—	(5,933)
Deferred compensation units and options	—	—	(1)	74	11	—	—	85
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(1,390)	—	(1,390)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	22,312	—	22,312
Redeemable Class A unit measurement adjustment	—	—	—	8,896	—	58	—	8,954
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(1,634)	—	(1,634)
Consolidated subsidiaries	—	—	—	—	—	(935)	935	—
Balance as of September 30, 2023	48,793	$1,182,459	190,322	$8,349,402	$(3,891,266)	$170,182	$258,444	$6,069,221
See notes to consolidated financial statements (unaudited)

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado Realty L.P.	—	—	—	—	54,382	—	—	54,382
Net income attributable to redeemable partnership units	—	—	—	—	(724)	—	—	(724)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(16,272)	(16,272)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(46,586)	—	—	(46,586)
Class A units redeemed for common shares	—	—	258	7,819	—	—	—	7,819
Conversion of Series A preferred units to common shares	—	(10)	1	10	—	—	—	—
Contributions	—	—	—	—	—	—	1,851	1,851
Distributions	—	—	—	—	—	—	(1,183)	(1,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(21,215)	—	(21,215)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(49,539)	—	(49,539)
Redeemable Class A unit measurement adjustment	—	—	—	(180,531)	—	(16)	—	(180,547)
Other comprehensive loss (income) attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	5,872	—	5,872
Consolidated subsidiaries	—	—	—	—	—	(695)	695	—
Other	—	—	(1)	145	(22)	—	3	126
Balance as of September 30, 2024	48,793	$1,182,449	190,649	$8,098,328	$(4,002,345)	$(478)	$181,316	$5,459,270
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2023:
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	159,751	—	—	159,751
Net income attributable to redeemable partnership units	—	—	—	—	(8,773)	—	—	(8,773)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	2,961	2,961
Distributions to Vornado ($0.375 per unit)	—	—	—	—	(71,950)	—	—	(71,950)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(46,587)	—	—	(46,587)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	475	7,173	—	—	—	7,173
Under Vornado's dividend reinvestment plan	—	—	6	146	—	—	—	146
Contributions	—	—	—	—	—	—	22,534	22,534
Distributions	—	—	—	—	—	—	(3,831)	(3,831)
Repurchase of Class A units owned by Vornado			(2,024)	(81)	(29,102)	—	—	(29,183)
Deferred compensation units and options	—	—	(2)	243	(25)	—	—	218
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(4,534)	—	(4,534)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	2,433	—	2,433
Redeemable Class A unit measurement adjustment	—	—	—	(55,629)	—	(2,530)	—	(58,159)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(26)	—	(26)
Consolidated subsidiaries	—	—	—	—	—	(128)	128	—
Balance as of September 30, 2023	48,793	$1,182,459	190,322	$8,349,402	$(3,891,266)	$170,182	$258,444	$6,069,221
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$14,358	$133,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	351,123	342,038
Distributions of income from partially owned entities	101,826	131,308
Equity in net income of partially owned entities	(82,457)	(72,207)
Amortization of interest rate cap premiums	32,792	4,225
Stock-based compensation expense	22,813	33,247
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(64,592)
Change in deferred tax liability	9,823	14,309
Straight-lining of rents	2,950	(4,770)
Amortization of below-market leases, net	(2,842)	(4,083)
Net realized and unrealized gain on real estate fund investments	—	(1,861)
Return of capital from real estate fund investments	—	1,861
Other non-cash adjustments	11,427	3,919
Changes in operating assets and liabilities:
Tenant and other receivables	(7,054)	(8,267)
Prepaid assets	(60,506)	(72,194)
Other assets	(53,720)	(72,201)
Lease liabilities	13,201	13,191
Accounts payable and accrued expenses	(12,723)	26,023
Other liabilities	6,580	33,428
Net cash provided by operating activities	331,543	436,875

Cash Flows from Investing Activities:
Development costs and construction in progress	(187,799)	(432,439)
Additions to real estate	(173,586)	(155,080)
Investments in partially owned entities	(109,301)	(43,737)
Investment in loan receivable	(50,000)	—
Proceeds from sale of condominium units at 220 Central Park South	31,605	14,216
Proceeds from sales of real estate	2,000	123,550
Proceeds from maturities of U.S. Treasury bills	—	468,598
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000
Distributions of capital from partially owned entities	—	18,837
Acquisitions of real estate and other	—	(33,145)
Net cash (used in) provided by investing activities	(487,081)	65,800
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Financing Activities:
Repayments of borrowings	$(95,696)	$(119,400)
Proceeds from borrowings	75,000	—
Distributions to preferred unitholders	(46,586)	(46,587)
Deferred financing costs	(13,667)	(3,398)
Contributions from noncontrolling interests in consolidated subsidiaries	5,190	18,534
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(1,269)	(9,489)
Distributions to Vornado	—	(71,950)
Repurchase of Class A units owned by Vornado	—	(29,183)
Other financing activity, net	57	121
Net cash used in financing activities	(76,971)	(261,352)
Net (decrease) increase in cash and cash equivalents and restricted cash	(232,509)	241,323
Cash and cash equivalents and restricted cash at beginning of period	1,261,584	1,021,157
Cash and cash equivalents and restricted cash at end of period	$1,029,075	$1,262,480

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$997,002	$889,689
Restricted cash at beginning of period	264,582	131,468
Cash and cash equivalents and restricted cash at beginning of period	$1,261,584	$1,021,157

Cash and cash equivalents at end of period	$783,596	$1,000,362
Restricted cash at end of period	245,479	262,118
Cash and cash equivalents and restricted cash at end of period	$1,029,075	$1,262,480

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$236,892	$306,001
Cash payments for income taxes	$6,010	$8,728

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$(180,547)	$(58,159)
Write-off of fully depreciated assets	(78,360)	(46,164)
Change in fair value of consolidated interest rate hedges and other	(49,539)	2,433
Accrued capital expenditures included in accounts payable and accrued expenses	31,669	64,072
Reclassification of assets held for sale (included in "other assets")	15,279	—
Initial investment in Sunset Pier 94 Joint Venture upon contribution of leasehold interest	—	50,090
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:
Real estate	—	21,693
Right-of-use assets	—	7,081
Lease liabilities	—	(20,692)
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.3% of the common limited partnership interest in the Operating Partnership as of September 30, 2024. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2024 and 2023 is set forth in Note 19 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2023
	Total	New York	Other		Total	New York	Other
Property rentals	$362,903	$294,258	$68,645		$376,505	$306,717	$69,788
Trade shows	6,789	—	6,789		6,178	—	6,178
Lease revenues(1)	369,692	294,258	75,434		382,683	306,717	75,966
Tenant services	13,190	9,300	3,890		12,793	8,789	4,004
Parking revenues	4,588	3,611	977		4,891	3,950	941
Rental revenues	387,470	307,169	80,301		400,367	319,456	80,911
BMS cleaning fees	37,772	41,007	(3,235)	(2)	35,428	37,999	(2,571)	(2)
Management and leasing fees	2,841	3,089	(248)		3,263	3,441	(178)
Other income	15,172	11,218	3,954		11,937	3,872	8,065
Fee and other income	55,785	55,314	471		50,628	45,312	5,316
Total revenues	$443,255	$362,483	$80,772		$450,995	$364,768	$86,227
____________________
See notes below.

(Amounts in thousands)	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2023
	Total	New York	Other		Total	New York	Other
Property rentals	$1,104,972	$898,569	$206,403		$1,150,387	$919,621	$230,766	(3)
Trade shows	19,566	—	19,566		18,008	—	18,008
Lease revenues(1)	1,124,538	898,569	225,969		1,168,395	919,621	248,774
Tenant services	31,822	22,220	9,602		32,366	23,696	8,670
Parking revenues	13,983	11,018	2,965		15,233	12,357	2,876
Rental revenues	1,170,343	931,807	238,536		1,215,994	955,674	260,320
BMS cleaning fees	112,017	120,336	(8,319)	(2)	105,902	113,431	(7,529)	(2)
Management and leasing fees	12,161	12,712	(551)		9,970	10,375	(405)
Other income	35,375	23,440	11,935		37,411	11,573	25,838
Fee and other income	159,553	156,488	3,065		153,283	135,379	17,904
Total revenues	$1,329,896	$1,088,295	$241,601		$1,369,277	$1,091,053	$278,224
____________________
(1)The components of lease revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed billings	$343,431	$338,921	$1,014,611	$1,049,161
Variable billings	37,669	39,968	118,187	115,123
Total contractual operating lease billings	381,100	378,889	1,132,798	1,164,284
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	(11,408)	3,794	(8,260)	4,111
Lease revenues	$369,692	$382,683	$1,124,538	$1,168,395
(2)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.
(3)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of September 30, 2024, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
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
As of September 30, 2024, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $828,466,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
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
All of the estimated $340,000,000 of net proceeds from the sale are expected to be used to partially repay Vornado’s $390,000,000 of preferred equity in the asset.
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
As of September 30, 2024, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of September 30, 2024, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s September 30, 2024 closing share price of $242.36, was $400,880,000, or $327,997,000 in excess of the carrying amount on our consolidated balance sheets. As of September 30, 2024, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,297,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Under the agreements in effect prior to May 1, 2024, in the event third-party real estate brokers were used, the fees due to us increased by 1% and we were responsible for the payment of fees to the third-party real estate brokers (“Third-Party Lease Commissions”). On May 1, 2024, our Board of Trustees approved amendments to the leasing agreements, subject to applicable consents from Alexander’s lenders, pursuant to which Alexander’s is directly responsible for any Third-Party Lease Commissions and, in such circumstances, our fee is one-third of the applicable Third-Party Lease Commissions.
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
On September 30, 2024, Alexander’s completed a $400,000,000 refinancing of the office condominium portion of 731 Lexington Avenue, the Bloomberg LP headquarters building. The interest-only loan carries a fixed rate of 5.04% and matures in October 2028. The loan is prepayable, at Alexander’s option, with no penalty, beginning in October 2026. The loan replaces the previous $490,000,000 loan on the office condominium, that bore interest at the Prime Rate and was scheduled to mature in October 2024.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5. Investments in Partially Owned Entities - continued
85 Tenth Avenue
On September 24, 2024, a joint venture, in which we have a 49.9% interest, modified the terms of the $625,000,000 mortgage loan on 85 Tenth Avenue. Per the original loan agreement, the mortgage loan is comprised of a (i) $396,000,000 3.82% senior note, (ii) $129,000,000 5.20% mezzanine A note and (iii) $100,000,000 6.60% mezzanine B note. The modification provides for the interest payments due under the mezzanine notes to be deferred until the December 2026 loan maturity. The deferred amounts will not accrue additional interest. The cash available from the deferred interest payments will be used to fund leasing costs at the property. At loan maturity, if there is no event of default, repayment of 50% of the accrued mezzanine interest will be waived.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2024	Balance as of
		September 30, 2024	December 31, 2023
Investments:
Fifth Avenue and Times Square JV (see page 24 for details)	51.5%	$2,238,486	$2,242,972
Partially owned office buildings/land(1)	Various	175,744	118,558
Alexander's (see page 25 for details):	32.4%	72,883	87,510
Other investments(2)	Various	195,559	161,518
		$2,682,672	$2,610,558
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(71,122)	$(69,899)
85 Tenth Avenue	49.9%	(17,455)	(11,330)
		$(88,577)	$(81,229)
____________________
(1)Includes interests in 280 Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2024	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2024	2023	2024		2023
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 24 for details):
Equity in net income	51.5%	$9,253	$10,917	$28,971		$27,057	(1)
Return on preferred equity, net of our share of the expense		10,541	9,430	30,127		27,985
		19,794	20,347	59,098		55,042
Alexander's (see page 25 for details):
Equity in net income	32.4%	2,099	3,341	9,902		10,230
Management, leasing and development fees		1,530	1,184	3,895		4,056
Net gain on sale of land		—	—	—		16,396
		3,629	4,525	13,797		30,682

Partially owned office buildings(2)	Various	(7,633)	(7,647)	3,261	(3)	(16,864)

Other investments(4)	Various	2,439	1,044	6,301		3,347

		$18,229	$18,269	$82,457		$72,207
____________________
(1)Includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan which is being amortized over the remaining term of the restructured loan, reducing future interest expense.
(2)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan. See page 25 for details.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6. Acquisitions
Investment in Loan
On August 6, 2024, we purchased a $50,000,000 B-Note secured by a Midtown Manhattan property at par. The B-Note, together with the $35,000,000 A-Note, is in default. The B-Note accrues interest at 5.25% plus 4.00% default interest. The $50,000,000 B-Note investment was recorded to “other assets” on our consolidated balance sheets.
7.    Dispositions
220 Central Park South
During the nine months ended September 30, 2024, we closed on the sale of two condominium units at 220 Central Park South (“220 CPS”) for net proceeds of $31,605,000, resulting in a financial statement net gain of $15,175,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,106,000 of income tax expense was recognized on our consolidated statements of income. Four units remain unsold, with a carrying value of $21,030,000 which is included in "other assets” on our consolidated balance sheets.
8.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	September 30, 2024	December 31, 2023
Identified intangible assets:
Gross amount	$196,475	$225,671
Accumulated amortization	(76,223)	(98,589)
Total, net	$120,252	$127,082
Identified intangible liabilities (included in deferred revenue):
Gross amount	$141,831	$206,771
Accumulated amortization	(117,637)	(178,282)
Total, net	$24,194	$28,489
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $932,000 and $1,356,000 for the three months ended September 30, 2024 and 2023, respectively, and $2,842,000 and $4,083,000 for the nine months ended September 30, 2024 and 2023, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,678,000 and $1,942,000 for the three months ended September 30, 2024 and 2023, respectively, and $5,378,000 and $5,914,000 for the nine months ended September 30, 2024 and 2023, respectively.
    9.    Debt
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
606 Broadway
On September 5, 2024, the $74,119,000 non-recourse mortgage loan on 606 Broadway, in which we hold a 50% interest, matured and was not repaid, at which time the lender declared an event of default. As of September 30, 2024, the property has a carrying value of $54,196,000, which is after an impairment charge recorded in the fourth quarter of 2023. We consolidate the joint venture. The loan currently bears interest at a floating rate of SOFR plus 1.91% (7.02% as of September 30, 2024) and provides for additional default interest of 3.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Debt - continued
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of September 30, 2024(1)	Balance as of
		September 30, 2024	December 31, 2023
Mortgages Payable:
Fixed rate(2)	4.62%	$4,591,850	$4,518,200
Variable rate(3)	6.16%(4)	1,117,069	1,211,415
Total	4.93%	5,708,919	5,729,615
Deferred financing costs, net and other		(33,865)	(41,595)
Total, net		$5,675,054	$5,688,020
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(4,597)	(6,127)
Senior unsecured notes, net		1,195,403	1,193,873

Unsecured term loan	4.73%	800,000	800,000
Deferred financing costs, net and other		(4,399)	(5,441)
Unsecured term loan, net		795,601	794,559

Unsecured revolving credit facilities	3.88%	575,000	575,000

Total, net		$2,566,004	$2,563,432
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of September 30, 2024, $960,000 of our variable rate debt is subject to interest rate cap arrangements, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.79% and a weighted average remaining term of seven months.
(4)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$454,693	$410,276	$483,786	$348,692
Net (loss) income	(1,690)	4,736	724	8,773
Other comprehensive (loss) income	(9,454)	1,634	(5,872)	26
Distributions	(29)	(29)	(86)	(5,658)
Redemption of Class A units for Vornado common shares, at redemption value	(4,779)	(1,615)	(7,819)	(7,173)
Redeemable Class A unit measurement adjustment	228,690	(8,954)	180,547	58,159
Other, net	6,509	9,127	22,660	12,356
Ending balance	$673,940	$415,175	$673,940	$415,175
As of September 30, 2024 and December 31, 2023, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $670,405,000 and $480,251,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,383,000 and $49,386,000 as of September 30, 2024 and December 31, 2023, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building (the "Farley Project"). As of September 30, 2024, a historic tax credit investor (the "Tax Credit Investor") has funded $208,407,000 of capital contributions to the Farley Project in connection with the development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and nine months ended September 30, 2024 and 2023.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$138,772	$70,020	$154,662	$88,040
Net loss	(7,862)	(11,191)	(23,752)	(29,211)
Contributions	3,339	—	3,339	—
Ending balance	$134,249	$58,829	$134,249	$58,829

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
11.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$—	$—	$0.375
Preferred shares/units(1):
Convertible preferred:
6.5% Series A: authorized 12,504 and 12,902 shares/units(2)	0.8125	0.8125	2.4375	2.4375
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	1.0125	1.0125
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.9843	0.9843
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.9843	0.9843
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781	0.8343	0.8343
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
During the three and nine months ended September 30, 2024, no shares were repurchased. In total, Vornado has repurchased 2,024,495 common shares at an average price per share of $14.40. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of September 30, 2024, $170,857,000 remained available and authorized for repurchases.

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

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Performance AO LTIP Units	$2,910	$3,488	$9,853	$7,937
LTIP Units	2,796	3,771	10,445	16,640
LTPP Units	630	2,102	1,889	6,559
OPP Units	208	209	626	1,783
Other	—	95	—	328
	$6,544	$9,665	$22,813	$33,247
13.    (Loss) Income Per Share and Per Class A Unit
Vornado Realty Trust
Basic net (loss) income per common share is computed by dividing (i) net (loss) income attributable to common stockholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted (loss) income per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units are included in the calculation of diluted (loss) income per share using the if-converted method, if the effect is dilutive. Net (loss) income is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on (loss) income per common share.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to Vornado	$(3,626)	$68,375	$53,658	$150,978
Preferred share dividends	(15,528)	(15,529)	(46,586)	(46,587)
Net (loss) income attributable to common shareholders	(19,154)	52,846	7,072	104,391
Distributions and earnings allocated to unvested participating securities	—	(1)	—	(2)
Numerator for basic (loss) income per common share	(19,154)	52,845	7,072	104,389
Impact of assumed conversion of dilutive convertible securities	—	350	—	1,050
Numerator for diluted (loss) income per common share	$(19,154)	$53,195	$7,072	$105,439

Denominator:
Denominator for basic (loss) income per common share - weighted average shares	190,556	190,364	190,493	191,228
Effect of dilutive securities(1):
Share-based payment awards	—	445	4,980	163
Convertible securities	—	2,112	—	2,454
Denominator for diluted (loss) income per common share - weighted average shares and assumed conversions	190,556	192,921	195,473	193,845

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.10)	$0.28	$0.04	$0.55
Diluted	$(0.10)	$0.28	$0.04	$0.54
_____________________________________
(1)The calculation of diluted (loss) income per share for the three and nine months ended September 30, 2024 excluded 8,385 and 1,777 potential common share equivalents of our convertible securities, respectively, as their inclusion would be antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    (Loss) Income Per Share and Per Class A Unit - continued
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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to Vornado Realty L.P.	$(5,316)	$73,111	$54,382	$159,751
Preferred unit distributions	(15,557)	(15,558)	(46,672)	(46,673)
Net (loss) income attributable to Class A unitholders	(20,873)	57,553	7,710	113,078
Distributions and earnings allocated to participating securities	—	(747)	(99)	(594)
Numerator for basic (loss) income per Class A unit	(20,873)	56,806	7,611	112,484
Impact of assumed conversion of dilutive potential Class A units	—	350	—	500
Numerator for diluted (loss) income per Class A unit	$(20,873)	$57,156	$7,611	$112,984

Denominator:
Denominator for basic (loss) income per Class A unit – weighted average units	205,025	204,628	204,953	205,268
Effect of dilutive securities(1):
Unit-based payment awards	—	445	4,980	163
Convertible securities	—	2,112	—	2,454
Denominator for diluted (loss) income per Class A unit – weighted average units and assumed conversions	205,025	207,185	209,933	207,885

(LOSS) INCOME PER CLASS A UNIT:
Basic	$(0.10)	$0.28	$0.04	$0.55
Diluted	$(0.10)	$0.28	$0.04	$0.54
____________________
(1)The calculation of diluted (loss) income per Class A unit for the three and nine months ended September 30, 2024 excluded 8,385 and 1,777 potential Class A unit equivalents of our convertible securities, respectively, as their inclusion would be antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of September 30, 2024 and December 31, 2023, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of September 30, 2024 and December 31, 2023,$244,934,000 and $109,220,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs was included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of September 30, 2024, $51,153,000 was included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of September 30, 2024 and December 31, 2023 was $307,465,000 and $196,394,000, respectively, which includes our completion guarantee provided to the lender of the Pier 94 JV.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Project and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of September 30, 2024, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,837,684,000 and $2,743,890,000, respectively. As of December 31, 2023, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,901,150,000 and $2,735,826,000, respectively.
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

(Amounts in thousands)	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($8,155 included in restricted cash and $105,197 in other assets)	$113,352	$65,532	$—	$47,820
Loans receivable ($32,984 included in investments in partially owned entities and $51,153 in other assets)	84,137	—	—	84,137
Interest rate swaps and caps designated as a hedge (included in other assets)	55,514	—	55,514	—
Interest rate caps not designated as a hedge (included in other assets)	1,653	—	1,653	—
Total assets	$254,656	$65,532	$57,167	$131,957

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	11,510	—	11,510	—
Sold interest rate caps not designated as a hedge (included in other liabilities)	1,652	—	1,652	—
Total liabilities	$62,545	$49,383	$13,162	$—

(Amounts in thousands)	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($26,363 included in restricted cash and $78,883 in other assets)	$105,246	$58,956	$—	$46,290
Loans receivable (included in investments in partially owned entities)	32,984	—	—	32,984
Interest rate swaps and caps designated as a hedge (included in other assets)	138,772	—	138,772	—
Interest rate caps not designated as a hedge (included in other assets)	4,154	—	4,154	—
Total assets	$281,156	$58,956	$142,926	$79,274

Mandatorily redeemable instruments (included in other liabilities)	$49,386	$49,386	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	7,239	—	7,239	—
Sold interest rate caps not designated as a hedge (included in other liabilities)	4,092	—	4,092	—
Total liabilities	$60,717	$49,386	$11,331	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Beginning balance	$47,958	$46,290
Purchases	56	1,598
Sales	(1,287)	(4,550)
Realized and unrealized (losses) gains	(159)	1,103
Other, net	1,252	3,379
Ending balance	$47,820	$47,820

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
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	Three and Nine Months Ended September 30, 2024
Beginning balance	$32,984
Investment in loan receivable	50,000
Interest accrual	1,724
Paydowns	(571)
Ending balance(1)	$84,137
____________________
(1)The fair value for $32,984 of the balance was determined by using a discounted cash flow model and level 3 inputs, which include a terminal capitalization rate of 5.5% and a discount rate of 8.0% as of September 30, 2024, and December 31, 2023. The terminal capitalization rate and discount rate disclosed reflect both the range and the weighted average. The fair value for the remaining balance was based on the recent transaction price.

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2024 and December 31, 2023.

(Amounts in thousands)	As of September 30, 2024						As of December 31, 2023
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset		Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan	$840,000	(1)	6.03%	05/26	$—	$6,575	$15,494	(2)	$6,091
770 Broadway mortgage loan	700,000		4.98%	07/27	10,426	—	20,306		—
PENN 11 mortgage loan	500,000	(3)	6.28%	10/25	—	2,235	4,702		1,148
Unsecured revolving credit facility	575,000		3.88%	08/27	8,874	—	17,064		—
Unsecured term loan	700,000		4.53%	(4)	3,764	—	11,089		—
100 West 33rd Street mortgage loan	480,000		5.26%	06/27	—	1,215	3,550		—
888 Seventh Avenue mortgage loan	200,000	(5)	4.76%	09/27	1,781	—	4,340		—
4 Union Square South mortgage loan	96,850	(6)	3.74%	01/25	596	—	2,327		—
435 Seventh Avenue mortgage loan(7)	75,000		6.96%	04/26	—	1,485	—		—
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(8)	11/25	28,747	—	53,784		—
One Park Avenue mortgage loan	525,000		(9)	03/25	1,307	—	5,297		—
Various mortgage loans					19	—	819		—
					$55,514	$11,510	$138,772		$7,239
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
(4)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in December 2027. The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+130)
10/23 through 07/25	$700,000	4.53%	$100,000
07/25 through 10/26	550,000	4.36%	250,000
10/26 through 08/27	50,000	4.04%	750,000

(5)The remaining $59,800 mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (7.00% as of September 30, 2024).
(6)The remaining $23,150 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.70% as of September 30, 2024).
(7)Entered into in May 2024.
(8)SOFR cap strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment in 2023, of which $18,930 was attributable to noncontrolling interests.
(9)SOFR cap strike rate of 3.89%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
15.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of September 30, 2024.
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

(Amounts in thousands)	As of September 30, 2024			As of December 31, 2023
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$700,211		$700,000	$825,720		$826,000
Debt:
Mortgages payable	$5,708,919		$5,567,000	$5,729,615		$5,569,000
Senior unsecured notes	1,200,000		1,128,000	1,200,000		1,069,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,283,919	(1)	$8,070,000	$8,304,615	(1)	$8,013,000
____________________
(1)Excludes $42,861 and $53,163 of deferred financing costs, net and other as of September 30, 2024 and December 31, 2023, respectively.
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on cash and cash equivalents and restricted cash	$10,185	$12,643	$32,470	$30,910
Interest on loans receivable	2,268	291	2,268	1,053
(Loss) income from real estate fund investments	(62)	1,783	(112)	1,662
Amortization of discount on investments in U.S. Treasury bills	—	—	—	3,829
	$12,391	$14,717	$34,626	$37,454

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$98,952	$91,278	$279,105	$269,352
Capitalized interest and debt expense	(13,437)	(11,205)	(38,795)	(30,011)
Amortization of interest rate cap premiums	10,072	2,058	32,792	4,225
Amortization of deferred financing costs	5,320	5,995	16,684	17,962
	$100,907	$88,126	$289,786	$261,528
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of September 30, 2024, the aggregate dollar amount of these guarantees was approximately $535,935,000, primarily comprised of payment guarantees for the mortgage loans secured by 7 West 34th Street and 435 Seventh Avenue. Other than these loans, our mortgage loans are non-recourse to us.
As of September 30, 2024, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2024, the Tax Credit Investor has made $208,407,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. As of September 30, 2024, our share of unfunded commitments to the Fund was $5,769,000.
As of September 30, 2024, we had construction commitments aggregating approximately $67,959,000.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and nine months ended September 30, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended September 30, 2024
	Total	New York	Other
Total revenues	$443,255	$362,483	$80,772
Operating expenses	(236,149)	(194,927)	(41,222)
NOI - consolidated	207,106	167,556	39,550
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,907)	(2,523)	(6,384)
Add: NOI from partially owned entities	67,292	64,555	2,737
NOI at share	265,491	229,588	35,903
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	6,807	3,873	2,934
NOI at share - cash basis	$272,298	$233,461	$38,837

(Amounts in thousands)	For the Three Months Ended September 30, 2023
	Total	New York	Other
Total revenues	$450,995	$364,768	$86,227
Operating expenses	(233,737)	(186,147)	(47,590)
NOI - consolidated	217,258	178,621	38,637
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,363)	(2,197)	(6,166)
Add: NOI from partially owned entities	72,100	69,210	2,890
NOI at share	280,995	245,634	35,361
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(2,980)	(4,790)	1,810
NOI at share - cash basis	$278,015	$240,844	$37,171

(Amounts in thousands)	For the Nine Months Ended September 30, 2024
	Total	New York	Other
Total revenues	$1,329,896	$1,088,295	$241,601
Operating expenses	(691,753)	(572,152)	(119,601)
NOI - consolidated	638,143	516,143	122,000
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(29,316)	(9,255)	(20,061)
Add: NOI from partially owned entities	205,959	197,982	7,977
NOI at share	814,786	704,870	109,916
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	4,715	(2,781)	7,496
NOI at share - cash basis	$819,501	$702,089	$117,412

(Amounts in thousands)	For the Nine Months Ended September 30, 2023
	Total	New York	Other
Total revenues	$1,369,277	$1,091,053	$278,224
Operating expenses	(685,233)	(550,878)	(134,355)
NOI - consolidated	684,044	540,175	143,869
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(38,869)	(12,224)	(26,645)
Add: NOI from partially owned entities	210,942	202,043	8,899
NOI at share	856,117	729,994	126,123
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,498)	(6,554)	3,056
NOI at share - cash basis	$852,619	$723,440	$129,179

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Segment Information - continued
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the three and nine months ended September 30, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(19,468)	$59,570	$14,358	$133,501
Depreciation and amortization expense	116,006	110,349	334,439	324,076
General and administrative expense	35,511	35,838	111,883	116,843
Transaction related costs and other	(113)	813	3,901	1,501
Income from partially owned entities	(18,229)	(18,269)	(82,457)	(72,207)
Interest and other investment income, net	(12,391)	(14,717)	(34,626)	(37,454)
Interest and debt expense	100,907	88,126	289,786	261,528
Net gains on disposition of wholly owned and partially owned assets	—	(56,136)	(16,048)	(64,592)
Income tax expense	4,883	11,684	16,907	20,848
NOI from partially owned entities	67,292	72,100	205,959	210,942
NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,907)	(8,363)	(29,316)	(38,869)
NOI at share	265,491	280,995	814,786	856,117
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	6,807	(2,980)	4,715	(3,498)
NOI at share - cash basis	$272,298	$278,015	$819,501	$852,619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of September 30, 2024, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of September 30, 2024, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2024

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2024. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.3% of the common limited partnership interest in the Operating Partnership as of September 30, 2024. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended September 30, 2024 Financial Results Summary
Net loss attributable to common shareholders for the quarter ended September 30, 2024 was $19,154,000, or $0.10 per diluted share, compared to net income attributable to common shareholders of $52,846,000, or $0.28 per diluted share, for the prior year’s quarter.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2024 was $99,256,000, or $0.50 per diluted share, compared to $119,487,000, or $0.62 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2024 and 2023 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2024 by $3,499,000, or $0.02 per diluted share, and by $7,754,000, or $0.04 per diluted share, for the quarter ended September 30, 2023.
Nine Months Ended September 30, 2024 Financial Results Summary
Net income attributable to common shareholders for the nine months ended September 30, 2024 was $7,072,000, or $0.04 per diluted share, compared to $104,391,000, or $0.54 per diluted share, for the nine months ended September 30, 2023.
FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2024 was $352,914,000, or $1.79 per diluted share, compared to $382,658,000, or $1.97 per diluted share, for the nine months ended September 30, 2023. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2024 and 2023 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2024 by $28,054,000, or $0.14 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions by $1,713,000, or $0.01 per diluted share for the nine months ended September 30, 2023.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	$4,164	$3,115	$10,897	$8,196
Our share of the gain on the discounted extinguishment of the 280 Park Avenue mezzanine loan	—	—	(31,215)	—
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	—	—	(13,069)	(6,173)
Other	(365)	5,330	2,896	(167)
	3,799	8,445	(30,491)	1,856
Noncontrolling interests' share of above adjustments on a dilutive basis	(300)	(691)	2,437	(143)
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$3,499	$7,754	$(28,054)	$1,713

Overview - continued
Same Store Net Operating Income (“NOI”) At Share
The percentage (decrease) increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

	Total	New York	THE MART	555 California Street(1)
Same store NOI at share % decrease
Three months ended September 30, 2024 compared to September 30, 2023	(8.4)%	(9.0)%	(2.8)%	(4.7)%
Nine months ended September 30, 2024 compared to September 30, 2023	(7.4)%	(6.0)%	(5.8)%	(24.3)%
Same store NOI at share - cash basis % (decrease) increase
Three months ended September 30, 2024 compared to September 30, 2023	(2.2)%	(2.9)%	(6.9)%	11.6%
Nine months ended September 30, 2024 compared to September 30, 2023	(4.8)%	(3.7)%	(3.8)%	(16.4)%
____________________
(1)The nine months ended September 30, 2023 includes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.
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
606 Broadway
On September 5, 2024, the $74,119,000 non-recourse mortgage loan on 606 Broadway, in which we hold a 50% interest, matured and was not repaid, at which time the lender declared an event of default. As of September 30, 2024, the property has a carrying value of $54,196,000, which is after an impairment charge recorded in the fourth quarter of 2023. We consolidate the joint venture. The loan currently bears interest at a floating rate of SOFR plus 1.91% (7.02% as of September 30, 2024) and provides for additional default interest of 3.00%.

Overview - continued
Financings - continued
85 Tenth Avenue
On September 24, 2024, a joint venture, in which we have a 49.9% interest, modified the terms of the $625,000,000 mortgage loan on 85 Tenth Avenue. Per the original loan agreement, the mortgage loan is comprised of a (i) $396,000,000 3.82% senior note, (ii) $129,000,000 5.20% mezzanine A note and (iii) $100,000,000 6.60% mezzanine B note. The modification provides for the interest payments due under the mezzanine notes to be deferred until the December 2026 loan maturity. The deferred amounts will not accrue additional interest. The cash available from the deferred interest payments will be used to fund leasing costs at the property. At loan maturity, if there is no event of default, repayment of 50% of the accrued mezzanine interest will be waived.
Alexander's
On September 30, 2024, Alexander’s, in which we own a 32.4% common equity interest, completed a $400,000,000 refinancing of the office condominium portion of 731 Lexington Avenue, the Bloomberg LP headquarters building. The interest-only loan carries a fixed rate of 5.04% and matures in October 2028. The loan is prepayable, at Alexander’s option, with no penalty, beginning in October 2026. The loan replaces the previous $490,000,000 loan on the office condominium, that bore interest at the Prime Rate and was scheduled to mature in October 2024.
Interest Rate Hedging
We entered into the following interest rate swap and cap arrangements during the nine months ended September 30, 2024. See Note 15 - Fair Value Measurements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our consolidated hedging instruments:

(Amounts in thousands)	Notional Amount (at share)	All-In Swapped Rate	Expiration Date	Variable Rate Spread
Interest rate swaps:
280 Park Avenue (50.0% interest)	$537,500	5.84%	09/28	S+178
PENN 11(1)	250,000	6.21%	10/25	S+206
435 Seventh Avenue	75,000	6.96%	04/26	S+210

		Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	$75,543	4.39%	01/26	S+146
____________________
(1)Together with the existing $250,000 swap arrangement on the $500,000 PENN 11 mortgage loan, the loan will bear interest at an all-in swapped rate of 6.28% through October 2025.
Acquisitions
On August 6, 2024, we purchased a $50,000,000 B-Note secured by a Midtown Manhattan property at par. The B-Note, together with the $35,000,000 A-Note, is in default. The B-Note accrues interest at 5.25% plus 4.00% default interest. The $50,000,000 B-Note investment was recorded to “other assets” on our consolidated balance sheets.
Dispositions
220 Central Park South
During the nine months ended September 30, 2024, we closed on the sale of two condominium units at 220 CPS for net proceeds of $31,605,000, resulting in a financial statement net gain of $15,175,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,106,000 of income tax expense was recognized on our consolidated statements of income. Four units remain unsold, with a carrying value of $21,030,000 which is included in "other assets” on our consolidated balance sheets.
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

Overview - continued
Leasing Activity
The leasing activity and related statistics below and on the following page are based on leases signed during the period and are not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Second generation relet space represents square footage that has not been vacant for more than nine months and tenant improvements and leasing commissions are based on our share of square feet leased during the period.

(Square feet in thousands)	New York				555 California Street
	Office		Retail	THE MART
Three Months Ended September 30, 2024
Total square feet leased	454		97	239	46
Our share of square feet leased:	292		92	239	33
Initial rent(1)	$92.32		$66.26	$50.18	$98.75
Weighted average lease term (years)	9.7		10.8	8.4	11.6
Second generation relet space:
Square feet	205	(2)	—	145	33
GAAP basis:
Straight-line rent(3)	$77.77		$—	$51.92	$107.77
Prior straight-line rent	$77.85		$—	$48.24	$89.76
Percentage (decrease) increase	(0.1)%		—	7.6%	20.1%
Cash basis (non-GAAP):
Initial rent(1)	$84.56		$—	$52.66	$98.75
Prior escalated rent	$90.88		$—	$54.04	$94.16
Percentage (decrease) increase	(7.0)%		—	(2.6)%	4.9%
Tenant improvements and leasing commissions:
Per square foot	$96.29		$41.37	$110.80	$225.15
Per square foot per annum	$9.93		$3.83	$13.19	$19.41
Percentage of initial rent	10.8%		5.8%	26.3%	19.7%
________________________________
(1)Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.
(2)Excludes 64 square feet of leases at PENN 1 which had been vacant for more than nine months and, therefore, are not considered second generation relet space used to calculate our mark-to-market statistics. Additionally, includes 148 square feet (at share) with no tenant improvement allowance at a reduced rent.
The statistics presented below are adjusted to reflect (i) the inclusion of the 64 square feet of PENN 1 leases and (ii) the 148 square feet at share of second generation relet space based on what would have been the higher rent and tenant improvement allowance.

	Per Above	As Adjusted
GAAP basis percentage (decrease) increase	(0.1)%	21.9%
Cash basis percentage (decrease) increase	(7.0)%	17.9%
Tenant improvements and leasing commissions as a percentage of initial rent	10.8%	14.2%
(3)Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases and includes the effect of free rent and periodic step-ups in rent.

Overview - continued
Leasing Activity - continued

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Nine Months Ended September 30, 2024
Total square feet leased	2,067	137	322	153
Our share of square feet leased:	1,140	129	322	109
Initial rent(1)	$112.14	$120.86	$53.00	$90.56
Weighted average lease term (years)	10.0	8.9	7.7	9.1
Second generation relet space:
Square feet	818	31	207	109
GAAP basis:
Straight-line rent(2)	$107.77	$250.90	$54.85	$92.85
Prior straight-line rent	$101.55	$234.04	$51.65	$81.50
Percentage increase	6.1%	7.2	6.2%	13.9%
Cash basis (non-GAAP):
Initial rent(1)	$118.90	$255.12	$56.12	$90.56
Prior escalated rent	$117.38	$298.27	$57.34	$91.96
Percentage increase (decrease)	1.3%	(14.5)	(2.1)%	(1.5)%
Tenant improvements and leasing commissions:
Per square foot	$89.54	$59.41	$93.81	$126.66
Per square foot per annum	$8.95	$6.68	$12.18	$13.92
Percentage of initial rent	8.0%	5.5%	23.0%	15.4%
_______________________________
(1)Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.
(2)Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases and includes the effect of free rent and periodic step-ups in rent.

Overview - continued
Square Footage (in service) and Occupancy as of September 30, 2024

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,458	15,769	87.5%
Retail (includes retail properties that are in the base of our office properties)	50	(1)	2,267	1,824	77.6%
Residential - 1,642 units(2)	2	(1)	1,196	604	96.5%	(2)
Alexander's	5		2,204	714	92.1%	(2)
			24,125	18,911	86.7%
Other:
THE MART	3		3,701	3,692	79.7%
555 California Street	3		1,821	1,275	94.5%
Other	11		2,537	1,202	86.6%
			8,059	6,169

Total square feet as of September 30, 2024			32,184	25,080
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2023

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,699	16,001	90.7%
Retail (includes retail properties that are in the base of our office properties)	50	(1)	2,123	1,684	74.9%
Residential - 1,974 units(2)	5	(1)	1,479	745	96.8%	(2)
Alexander's	5		2,331	755	92.6%	(2)
			24,632	19,185	89.4%
Other:
THE MART	3		3,688	3,679	79.2%
555 California Street	3		1,819	1,274	94.5%
Other	11		2,537	1,202	91.9%
			8,044	6,155

Total square feet as of December 31, 2023			32,676	25,340
____________________
(1)Reflects the Office, Retail and Residential space within our 64 and 65 total New York properties as of September 30, 2024 and December 31, 2023, respectively.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. For the nine months ended September 30, 2024, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended September 30, 2024 and 2023
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended September 30, 2024
	Total	New York	Other
Total revenues	$443,255	$362,483	$80,772
Operating expenses	(236,149)	(194,927)	(41,222)
NOI - consolidated	207,106	167,556	39,550
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,907)	(2,523)	(6,384)
Add: NOI from partially owned entities	67,292	64,555	2,737
NOI at share	265,491	229,588	35,903
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	6,807	3,873	2,934
NOI at share - cash basis	$272,298	$233,461	$38,837

(Amounts in thousands)	For the Three Months Ended September 30, 2023
	Total	New York	Other
Total revenues	$450,995	$364,768	$86,227
Operating expenses	(233,737)	(186,147)	(47,590)
NOI - consolidated	217,258	178,621	38,637
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,363)	(2,197)	(6,166)
Add: NOI from partially owned entities	72,100	69,210	2,890
NOI at share	280,995	245,634	35,361
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(2,980)	(4,790)	1,810
NOI at share - cash basis	$278,015	$240,844	$37,171

NOI At Share by Segment for the Three Months Ended September 30, 2024 and 2023 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2024	2023
New York:
Office	$167,051	$183,919
Retail	47,283	46,559
Residential	5,784	5,570
Alexander's	9,470	9,586
Total New York	229,588	245,634

Other:
THE MART	14,972	15,132
555 California Street	15,780	16,564
Other investments	5,151	3,665
Total Other	35,903	35,361

NOI at share	$265,491	$280,995
The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2024	2023
New York:
Office	$173,415	$179,838
Retail	44,095	45,451
Residential	5,527	5,271
Alexander's	10,424	10,284
Total New York	233,461	240,844

Other:
THE MART	14,901	15,801
555 California Street	19,589	17,552
Other investments	4,347	3,818
Total Other	38,837	37,171

NOI at share - cash basis	$272,298	$278,015

NOI At Share by Segment for the Three Months Ended September 30, 2024 and 2023 - continued
Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended September 30, 2024 and 2023
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the three months ended September 30, 2024 and 2023.

(Amounts in thousands)	For the Three Months Ended September 30,
	2024	2023
Net (loss) income	$(19,468)	$59,570
Depreciation and amortization expense	116,006	110,349
General and administrative expense	35,511	35,838
Transaction related costs and other	(113)	813
Income from partially owned entities	(18,229)	(18,269)
Interest and other investment income, net	(12,391)	(14,717)
Interest and debt expense	100,907	88,126
Net gains on disposition of wholly owned and partially owned assets	—	(56,136)
Income tax expense	4,883	11,684
NOI from partially owned entities	67,292	72,100
NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,907)	(8,363)
NOI at share	265,491	280,995
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	6,807	(2,980)
NOI at share - cash basis	$272,298	$278,015
NOI At Share by Region

	For the Three Months Ended September 30,
	2024	2023
Region:
New York City metropolitan area	88%	89%
Chicago, IL	6%	5%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Three Months Ended September 30, 2024 Compared to September 30, 2023
Revenues
Our revenues were $443,255,000 for the three months ended September 30, 2024 compared to $450,995,000 for the prior year’s quarter, a decrease of $7,740,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$656	$656	$—
Development and redevelopment	8,961	8,961	—
Trade shows	611	—	611
Same store operations	(23,125)	(21,904)	(1,221)
	(12,897)	(12,287)	(610)
Fee and other income:
BMS cleaning fees	2,344	3,008	(664)
Management and leasing fees	(422)	(352)	(70)
Other income	3,235	7,346	(4,111)
	5,157	10,002	(4,845)

Total decrease in revenues	$(7,740)	$(2,285)	$(5,455)

Expenses
Our expenses were $392,724,000 for the three months ended September 30, 2024, compared to $382,368,000 for the prior year’s quarter, an increase of $10,356,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$4,124	$4,589	$(465)
Development and redevelopment	2,107	2,107	—
Non-reimbursable expenses	(590)	(590)	—
Trade shows	324	—	324
BMS expenses	1,808	2,472	(664)
Same store operations	(5,361)	202	(5,563)
	2,412	8,780	(6,368)
Depreciation and amortization:
Acquisitions, dispositions and other	7	7	—
Development and redevelopment	1,444	1,444	—
Same store operations	4,206	817	3,389
	5,657	2,268	3,389

General and administrative	(327)	160	(487)

Expense from deferred compensation plan liability	3,540	—	3,540

Transaction related costs and other	(926)	(873)	(53)

Total increase in expenses	$10,356	$10,335	$21

Results of Operations – Three Months Ended September 30, 2024 Compared to September 30, 2023 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2024	For the Three Months Ended September 30,
		2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$9,253	$10,917
Return on preferred equity, net of our share of the expense		10,541	9,430
		19,794	20,347
Partially owned office buildings(1)	Various	(7,633)	(7,647)
Alexander's	32.4%	3,629	4,525
Other investments(2)	Various	2,439	1,044
		$18,229	$18,269
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.

Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended September 30,
	2024	2023
Interest on cash and cash equivalents and restricted cash	$10,185	$12,643
Interest on loans receivable	2,268	291
(Loss) income from real estate fund investments	(62)	1,783
	$12,391	$14,717
Interest and Debt Expense
Interest and debt expense for the three months ended September 30, 2024 was $100,907,000, compared to $88,126,000 for the prior year’s quarter, an increase of $12,781,000. This was primarily due to higher average interest rates, inclusive of the impact of our interest rate hedging instruments, partially offset by higher capitalized interest.
Income Tax Expense
Income tax expense for the three months ended September 30, 2024 was $4,883,000, compared to $11,684,000 for the prior year’s quarter, a decrease of $6,801,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $14,152,000 for the three months ended September 30, 2024, compared to $13,541,000 for the prior year’s quarter, an increase of $611,000.

Results of Operations – Three Months Ended September 30, 2024 Compared to September 30, 2023
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended September 30, 2024 compared to September 30, 2023.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended September 30, 2024	$265,491	$229,588	$14,972	$15,780	$5,151
Less NOI at share from:
Dispositions	(25)	(29)	4	—	—
Development properties	(11,959)	(11,959)	—	—	—
Other non-same store income, net	(5,678)	(527)	—	—	(5,151)
Same store NOI at share for the three months ended September 30, 2024	$247,829	$217,073	$14,976	$15,780	$—

NOI at share for the three months ended September 30, 2023	$280,995	$245,634	$15,132	$16,564	$3,665
Less NOI at share from:
Dispositions	(759)	(1,035)	276	—	—
Development properties	(4,905)	(4,905)	—	—	—
Other non-same store income, net	(4,773)	(1,108)	—	—	(3,665)
Same store NOI at share for the three months ended September 30, 2023	$270,558	$238,586	$15,408	$16,564	$—

Decrease in same store NOI at share	$(22,729)	$(21,513)	$(432)	$(784)	$—

% decrease in same store NOI at share	(8.4)%	(9.0)%	(2.8)%	(4.7)%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2024	$272,298	$233,461	$14,901	$19,589	$4,347
Less NOI at share - cash basis from:
Dispositions	(25)	(29)	4	—	—
Development properties	(6,574)	(6,574)	—	—	—
Other non-same store income, net	(7,031)	(2,684)	—	—	(4,347)
Same store NOI at share - cash basis for the three months ended September 30, 2024	$258,668	$224,174	$14,905	$19,589	$—

NOI at share - cash basis for the three months ended September 30, 2023	$278,015	$240,844	$15,801	$17,552	$3,818
Less NOI at share - cash basis from:
Dispositions	(869)	(1,082)	213	—	—
Development properties	(4,301)	(4,301)	—	—	—
Other non-same store income, net	(8,380)	(4,562)	—	—	(3,818)
Same store NOI at share - cash basis for the three months ended September 30, 2023	$264,465	$230,899	$16,014	$17,552	$—

(Decrease) increase in same store NOI at share - cash basis	$(5,797)	$(6,725)	$(1,109)	$2,037	$—

% (decrease) increase in same store NOI at share - cash basis	(2.2)%	(2.9)%	(6.9)%	11.6%	0.0%

NOI At Share by Segment for the Nine Months Ended September 30, 2024 and 2023
Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2024 and 2023.

(Amounts in thousands)	For the Nine Months Ended September 30, 2024
	Total	New York	Other
Total revenues	$1,329,896	$1,088,295	$241,601
Operating expenses	(691,753)	(572,152)	(119,601)
NOI - consolidated	638,143	516,143	122,000
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(29,316)	(9,255)	(20,061)
Add: NOI from partially owned entities	205,959	197,982	7,977
NOI at share	814,786	704,870	109,916
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	4,715	(2,781)	7,496
NOI at share - cash basis	$819,501	$702,089	$117,412

(Amounts in thousands)	For the Nine Months Ended September 30, 2023
	Total	New York	Other
Total revenues	$1,369,277	$1,091,053	$278,224
Operating expenses	(685,233)	(550,878)	(134,355)
NOI - consolidated	684,044	540,175	143,869
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(38,869)	(12,224)	(26,645)
Add: NOI from partially owned entities	210,942	202,043	8,899
NOI at share	856,117	729,994	126,123
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(3,498)	(6,554)	3,056
NOI at share - cash basis	$852,619	$723,440	$129,179

NOI At Share by Segment for the Nine Months Ended September 30, 2024 and 2023 - continued
The elements of our New York and Other NOI at share for the nine months ended September 30, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2024	2023
New York:
Office	$513,377	$544,231
Retail	143,141	141,183
Residential	17,972	16,495
Alexander's	30,380	28,085
Total New York	704,870	729,994

Other:
THE MART	45,518	47,003
555 California Street(1)	49,109	64,840
Other investments	15,289	14,280
Total Other	109,916	126,123

NOI at share	$814,786	$856,117
____________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2024	2023
New York:
Office	$516,700	$543,172
Retail	132,668	134,441
Residential	17,164	15,451
Alexander's	35,557	30,376
Total New York	702,089	723,440

Other:
THE MART	46,685	47,068
555 California Street(1)	56,483	67,554
Other investments	14,244	14,557
Total Other	117,412	129,179

NOI at share - cash basis	$819,501	$852,619
____________________
(1)2023 includes our $14,103 share of the receipt of a tenant settlement, net of legal expenses.

Reconciliation of Net Income to NOI At Share and NOI at Share - Cash Basis for the Nine Months Ended September 30, 2024 and 2023

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2024 and 2023.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2024	2023
Net income	$14,358	$133,501
Depreciation and amortization expense	334,439	324,076
General and administrative expense	111,883	116,843
Transaction related costs and other	3,901	1,501
Income from partially owned entities	(82,457)	(72,207)
Interest and other investment income, net	(34,626)	(37,454)
Interest and debt expense	289,786	261,528
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(64,592)
Income tax expense	16,907	20,848
NOI from partially owned entities	205,959	210,942
NOI attributable to noncontrolling interests in consolidated subsidiaries	(29,316)	(38,869)
NOI at share	814,786	856,117
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	4,715	(3,498)
NOI at share - cash basis	$819,501	$852,619
NOI At Share by Region(1)

	For the Nine Months Ended September 30,
	2024	2023
Region:
New York City metropolitan area	88%	88%
Chicago, IL	6%	6%
San Francisco, CA	6%	6%
	100%	100%
____________________
(1)2023 excludes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Results of Operations – Nine Months Ended September 30, 2024 Compared to September 30, 2023

Revenues
Our revenues were $1,329,896,000 for the nine months ended September 30, 2024, compared to $1,369,277,000 for the prior year’s nine months, a decrease of $39,381,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$620	$624	$(4)
Development and redevelopment	18,993	18,993	—
Trade shows	1,558	—	1,558
Same store operations	(66,822)	(43,484)	(23,338)	(1)
	(45,651)	(23,867)	(21,784)
Fee and other income:
BMS cleaning fees	6,115	6,905	(790)
Management and leasing fees	2,191	2,337	(146)
Other income	(2,036)	11,867	(13,903)
	6,270	21,109	(14,839)

Total decrease in revenues	$(39,381)	$(2,758)	$(36,623)
____________________
(1) 2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

Expenses
Our expenses were $1,153,065,000 for the nine months ended September 30, 2024, compared to $1,135,194,000 for the prior year’s nine months, an increase of $17,871,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$3,636	$5,170	$(1,534)
Development and redevelopment	3,956	3,956	—
Non-reimbursable expenses	(876)	(876)	—
Trade shows	666	—	666
BMS expenses	2,975	3,765	(790)
Same store operations	(3,837)	9,259	(13,096)
	6,520	21,274	(14,754)
Depreciation and amortization:
Acquisitions, dispositions and other	(2,467)	(2,467)	—
Development and redevelopment	1,625	1,625	—
Same store operations	11,205	6,882	4,323
	10,363	6,040	4,323

General and administrative	(4,960)	1,158	(6,118)	(1)

Expense from deferred compensation plan liability	3,548	—	3,548

Transaction related costs and other	2,400	2,374	26

Total increase (decrease) in expenses	$17,871	$30,846	$(12,975)
____________________
(1)Primarily due to the acceleration of non-cash expense on equity compensation grants for retirement eligible employees in 2023.

Results of Operations – Nine Months Ended September 30, 2024 Compared to September 30, 2023 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2024	For the Nine Months Ended September 30,
		2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$28,971	$27,057
Return on preferred equity, net of our share of the expense		30,127	27,985
		59,098	55,042
Alexander's(2)	32.4%	13,797	30,682
Partially owned office buildings(3)(4)	Various	3,261	(16,864)
Other investments(5)	Various	6,301	3,347
		$82,457	$72,207
_____________________
(1)2023 includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan which is being amortized over the remaining term of the restructured loan, reducing future interest expense.
(2)2023 includes our $16,396 share of the net gain from the sale of Alexander’s Rego III land parcel.
(3)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for details.
(5)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2024	2023
Interest on cash and cash equivalents and restricted cash	$32,470	$30,910
Interest on loans receivable	2,268	1,053
(Loss) income from real estate fund investments	(112)	1,662
Amortization of discount on investments in U.S. Treasury bills	—	3,829
	$34,626	$37,454

Interest and Debt Expense
Interest and debt expense was $289,786,000 for the nine months ended September 30, 2024, compared to $261,528,000 for the prior year’s nine months, an increase of $28,258,000. This was primarily due to higher average interest rates, inclusive of the impact of our interest rate hedging instruments, partially offset by higher capitalized interest.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets were $16,048,000 for the nine months ended September 30, 2024, primarily resulting from the sale of two condominium units at 220 CPS. Net gains on disposition of wholly owned and partially owned assets were $64,592,000 for the nine months ended September 30, 2023, primarily consisting of (i) $35,968,000 upon contribution of our Pier 94 leasehold to Sunset Pier 94 Studios (“Pier 94 JV”) primarily due to the step-up of our retained investment in the leasehold interest to fair value, (ii) $20,181,000 from the sale of The Armory Show, and (iii) $7,520,000 from the sale of a condominium unit at 220 CPS.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2024 was $16,907,000, compared to $20,848,000 for the prior year’s nine months, a decrease of $3,941,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $40,024,000 for the nine months ended September 30, 2024, compared to $26,250,000 for the prior year’s nine months, an increase of $13,774,000. This resulted primarily from higher average interest rates on mortgage loans of our non-wholly owned consolidated subsidiaries.

Results of Operations – Nine Months Ended September 30, 2024 Compared to September 30, 2023 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the nine months ended September 30, 2024 compared to September 30, 2023.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the nine months ended September 30, 2024	$814,786	$704,870	$45,518	$49,109	$15,289
Less NOI at share from:
Dispositions	(1,444)	(1,454)	10	—	—
Development properties	(29,555)	(29,555)	—	—	—
Other non-same store income, net	(17,586)	(2,297)	—	—	(15,289)
Same store NOI at share for the nine months ended September 30, 2024	$766,201	$671,564	$45,528	$49,109	$—

NOI at share for the nine months ended September 30, 2023	$856,117	$729,994	$47,003	$64,840	$14,280
Less NOI at share from:
Dispositions	(1,790)	(3,136)	1,346	—	—
Development properties	(13,627)	(13,627)	—	—	—
Other non-same store (income) expense, net	(12,918)	1,362	—	—	(14,280)
Same store NOI at share for the nine months ended September 30, 2023	$827,782	$714,593	$48,349	$64,840	$—

Decrease in same store NOI at share	$(61,581)	$(43,029)	$(2,821)	$(15,731)	$—

% decrease in same store NOI at share	(7.4)%	(6.0)%	(5.8)%	(24.3)%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2024	$819,501	$702,089	$46,685	$56,483	$14,244
Less NOI at share - cash basis from:
Dispositions	(1,444)	(1,454)	10	—	—
Development properties	(19,897)	(19,897)	—	—	—
Other non-same store income, net	(20,284)	(6,040)	—	—	(14,244)
Same store NOI at share - cash basis for the nine months ended September 30, 2024	$777,876	$674,698	$46,695	$56,483	$—

NOI at share - cash basis for the nine months ended September 30, 2023	$852,619	$723,440	$47,068	$67,554	$14,557
Less NOI at share - cash basis from:
Dispositions	(2,133)	(3,597)	1,464	—	—
Development properties	(13,001)	(13,001)	—	—	—
Other non-same store income, net	(20,588)	(6,031)	—	—	(14,557)
Same store NOI at share - cash basis for the nine months ended September 30, 2023	$816,897	$700,811	$48,532	$67,554	$—

Decrease in same store NOI at share - cash basis	$(39,021)	$(26,113)	$(1,837)	$(11,071)	$—

% decrease in same store NOI at share - cash basis	(4.8)%	(3.7)%	(3.8)%	(16.4)%	0.0%

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
As of September 30, 2024, we had $2.6 billion of liquidity comprised of $1.0 billion of cash and cash equivalents and restricted cash and $1.6 billion available on our $2.2 billion revolving credit facilities. The ongoing challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2024 in the fourth quarter, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase program. As of September 30, 2024, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,029,075,000 as of September 30, 2024, a $232,509,000 decrease from the balance as of December 31, 2023.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2024	2023
Net cash provided by operating activities	$331,543	$436,875	$(105,332)
Net cash (used in) provided by investing activities	(487,081)	65,800	(552,881)
Net cash used in financing activities	(76,971)	(261,352)	184,381
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the nine months ended September 30, 2024, net cash provided by operating activities of $331,543,000 was comprised of $445,765,000 of cash from operations, including distributions of income from partially owned entities of $101,826,000, and a net decrease of $114,222,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash (used in) provided by investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash (used in) provided by investing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2024	2023
Development costs and construction in progress	$(187,799)	$(432,439)	$244,640
Additions to real estate	(173,586)	(155,080)	(18,506)
Investments in partially owned entities	(109,301)	(43,737)	(65,564)
Investment in loan receivable	(50,000)	—	(50,000)
Proceeds from sale of condominium units at 220 Central Park South	31,605	14,216	17,389
Proceeds from sales of real estate	2,000	123,550	(121,550)
Proceeds from maturities of U.S. Treasury bills	—	468,598	(468,598)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000	(105,000)
Distributions of capital from partially owned entities	—	18,837	(18,837)
Acquisitions of real estate and other	—	(33,145)	33,145
Net cash (used in) provided by investing activities	$(487,081)	$65,800	$(552,881)

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2024	2023
Repayments of borrowings	$(95,696)	$(119,400)	$23,704
Proceeds from borrowings	75,000	—	75,000
Dividends paid on preferred shares/Distributions to preferred unitholders	(46,586)	(46,587)	1
Deferred financing costs	(13,667)	(3,398)	(10,269)
Contributions from noncontrolling interests in consolidated subsidiaries	5,190	18,534	(13,344)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(1,269)	(9,489)	8,220
Dividends paid on common shares/Distributions to Vornado	—	(71,950)	71,950
Repurchase of common shares/Class A units owned by Vornado	—	(29,183)	29,183
Other financing activity, net	57	121	(64)
Net cash used in financing activities	$(76,971)	$(261,352)	$184,381
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
PENN District
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $685,275,000 of cash has been expended as of September 30, 2024.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $66,164,000 of cash has been expended as of September 30, 2024.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture to develop Pier 94 JV, a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing and $166,800,000 of equity contributions. Our share of equity contributions will be funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. As of September 30, 2024, we have fully funded our share of equity and cash contributions.

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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of September 30, 2024, the aggregate dollar amount of these guarantees was approximately $535,935,000, primarily comprised of payment guarantees for the mortgage loans secured by 7 West 34th Street and 435 Seventh Avenue. Other than these loans, our mortgage loans are non-recourse to us.
As of September 30, 2024, $30,233,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2024, the Tax Credit Investor has made $208,407,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund. As of September 30, 2024, our share of unfunded commitments to the Fund was $5,769,000.
As of September 30, 2024, we had construction commitments aggregating approximately $67,959,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 13 – (Loss) Income Per Share and Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and nine months ended September 30, 2024 and 2023.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net (loss) income attributable to common shareholders	$(19,154)	$52,846	$7,072	$104,391
Per diluted share	$(0.10)	$0.28	$0.04	$0.54
FFO adjustments:
Depreciation and amortization of real property	$103,190	$97,809	$297,870	$287,523
Real estate impairment losses	—	625	—	625
Net gains on sale of real estate	—	(53,045)	(873)	(53,305)
Our share of partially owned entities:
Depreciation and amortization of real property	25,091	26,765	77,712	80,900
Net gain on sale of real estate	—	—	—	(16,545)
FFO adjustments, net	128,281	72,154	374,709	299,198
Impact of assumed conversion of dilutive convertible securities	385	387	1,164	1,225
Noncontrolling interests' share of above adjustments on a dilutive basis	(10,256)	(5,900)	(30,031)	(22,156)
FFO attributable to common shareholders plus assumed conversions	$99,256	$119,487	$352,914	$382,658
Per diluted share	$0.50	$0.62	$1.79	$1.97

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	190,556	190,364	190,493	191,228
Effect of dilutive securities:
Share-based payment awards	6,824	445	4,980	163
Convertible securities	1,532	2,227	1,751	2,621
Denominator for FFO per diluted share	198,912	193,036	197,224	194,012

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of September 30, 2024
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$7,066,850	4.28%	$—
Variable rate(4)	1,217,069	6.16%(5)	6,093
	$8,283,919	4.56%	$6,093
Pro rata share of debt of non-consolidated entities:
Fixed rate	$2,034,654	4.85%	$—
Variable rate(6)	429,828	6.62%	1,851
	$2,464,482	5.16%	$1,851
Noncontrolling interests' share of consolidated subsidiaries			(3,893)
Total change in annual net income attributable to the Operating Partnership			4,051
Noncontrolling interests’ share of the Operating Partnership			(334)
Total change in annual net income attributable to Vornado			$3,717
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.02
Total change in annual net income attributable to Vornado per diluted share			$0.02
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $960,000, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.79% and a weighted average remaining term of seven months.
(5)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
(6)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $244,700 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.16% and a weighted average remaining term of nine months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2024, the estimated fair value of our consolidated debt was $8,070,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2024.

(Amounts in thousands)						Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	6.03%	05/26
770 Broadway mortgage loan	700,000	S+225	700,000		4.98%	07/27
PENN 11 mortgage loan	500,000	S+206	500,000		6.28%	10/25
Unsecured revolving credit facility	575,000	S+115	575,000		3.88%	08/27
Unsecured term loan:	800,000	S+130
In-place swap through 7/25			700,000		4.53%	07/25
In-place swap through 10/26			550,000		4.36%	10/26
In-place swap through 8/27			50,000		4.04%	08/27
100 West 33rd Street mortgage loan	480,000	S+185	480,000		5.26%	06/27
888 Seventh Avenue mortgage loan	259,800	S+180	200,000		4.76%	09/27
4 Union Square South mortgage loan	120,000	S+150	96,850		3.74%	01/25
435 Seventh Avenue mortgage loan	75,000	S+210	75,000		6.96%	04/26

					Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas mortgage loan(2)	950,000	S+162	950,000		1.00%	11/25
One Park Avenue mortgage loan	525,000	S+122	525,000		3.89%	03/25
Various mortgage loans	75,000		75,000
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2) In connection with the arrangement, we made a $63,100 up-front payment in 2023, of which $18,930 was attributable to noncontrolling interests.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of September 30, 2024.

(Amounts in thousands and at share)					Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swaps:
280 Park Avenue (50.0% interest)	$537,500	S+178	$537,500	5.84%	09/28
731 Lexington Avenue retail condominium (32.4% interest)	97,200	S+151	97,200	1.76%	05/25

				Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	75,543	S+146	75,543	4.39%	01/26
512 West 22nd Street (55.0% interest)	69,408	S+235	69,408	4.50%	06/25
Rego Park II (32.4% interest)	65,624	S+145	65,624	4.15%	11/24
Fashion Centre Mall/Washington Tower (7.5% interest)	34,125	S+305	34,125	3.00%	05/25

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended September 30, 2024, Vornado issued 142,913 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There were no cash proceeds associated with these issuances.
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
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended September 30, 2024, Vornado Realty L.P. issued (i) 16,676 Class A units to satisfy conversions of LTIP Units, and (ii) 219 Class A units to satisfy conversions of AO LTIP Units.
All of the securities referred to above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: November 4, 2024	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: November 4, 2024	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)