Form 10-K
period 2024-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2025-02-10
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)
Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Vornado Realty Trust	Series A Convertible Preferred Shares of beneficial interest, liquidation preference $50.00 per share
Vornado Realty L.P.	Class A Units of Limited Partnership Interest

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
Vornado Realty Trust: Yes  ☐      No  ☑   Vornado Realty L.P.: Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common shares held by non-affiliates of Vornado Realty Trust, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $4,651,296,000 at June 30, 2024.
As of December 31, 2024, there were 190,846,580 common shares of beneficial interest outstanding of Vornado Realty Trust.
There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P. Based on the June 30, 2024 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of Vornado Realty L.P., i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $317,537,000 as of June 30, 2024.
Documents Incorporated by Reference
Part III: Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 22, 2025.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2024 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” and “VRLP” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
•Note 11. Stock-based Compensation
•Note 12. Income (Loss) Per Share and Per Class A Unit
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

________________________________________
(1)These items are omitted in whole or in part because Vornado, the Operating Partnership’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2024, portions of which are incorporated by reference herein.

FORWARD-LOOKING STATEMENTS
Certain statements contained herein constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; estimates of future rents, estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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

PART I
ITEM 1.     BUSINESS
Vornado is a fully‑integrated REIT and conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership, a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of December 31, 2024.
We currently own all or portions of:
New York:
•56 Manhattan operating properties consisting of:
•20.1 million square feet of office space in 30 of the properties;
•2.4 million square feet of street retail space in 49 of the properties;
•1,330 units in two Manhattan residential properties;
•Multiple development sites, including 350 Park Avenue, Sunset Pier 94 Studios, the Hotel Pennsylvania site (PENN 15) and other PENN district sites;
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
ACQUISITIONS
We completed the following acquisition transaction during 2024:
•$50 million B-Note investment at par; which is in default and secured by a Midtown Manhattan property.
DISPOSITIONS
We completed the following sale transactions during 2024:
•$88 million for the sale of our 49.9% interest in 50-70 West 93rd Street with net proceeds of $2 million after deducting our share of the existing $84 million mortgage loan; and
•$32 million net proceeds from the sale of two condominium units at 220 Central Park South (“220 CPS”).

FINANCINGS
We completed the following financing transactions during 2024:
•$1.1 billion mortgage loan amended and extended, and $125 million mezzanine loan amended and extended and subsequently repaid for $63 million on 280 Park Avenue (50% ownership);
•$915 million unsecured revolving credit facility maturing April 2029; replaced the $1.25 billion facility due to mature in April 2026;
•$863 million of interest rate swap arrangements;
•$625 million restructuring of 85 Tenth Avenue (49.9% ownership);
•$400 million refinancing of 640 Fifth Avenue (52% ownership);
•$400 million refinancing of 731 Lexington Avenue office condominium (32.4% ownership); and
•$75 million refinancing of 435 Seventh Avenue.
DEVELOPMENT / REDEVELOPMENT PROJECTS AND OPPORTUNITIES
PENN District
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $697,451,000 of cash has been expended as of December 31, 2024.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $70,919,000 of cash has been expended as of December 31, 2024.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture (“Pier 94 JV”) to develop a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing ($29,782,000 drawn as of December 31, 2024) and $166,800,000 of equity contributions. Our share of equity contributions was funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. As of December 31, 2024, we have fully funded our share of equity and cash contributions.
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street. In connection therewith, we entered into a joint venture with Rudin (the “Vornado/Rudin JV”) that purchased 39 East 51st Street for $40,000,000, funded on a 50/50 basis by Vornado and Rudin. 39 East 51st Street will be combined with 350 Park Avenue and 40 East 52nd Street to create a premier development site (the “350 Park Site”). From October 2024 to June 2030, an affiliate of KG has the option to either (i) acquire a 60% interest in a joint venture with the Vornado/Rudin JV (with Vornado having an effective 36% interest in the entity) to build a new 1,700,000 square foot office tower, valuing the 350 Park Site at $1.2 billion or (ii) purchase the 350 Park Site for $1.4 billion ($1.085 billion to Vornado). From October 2024 to September 2030, the Vornado/Rudin JV has the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado).
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

ENVIRONMENTAL SUSTAINABILITY INITIATIVES
We have long believed a focus on environmental sustainability is responsible management of our business and important to our tenants, investors, employees and communities that we serve. It has been central to Vornado's business strategy for over 15 years. The Corporate Governance and Nominating Committee of Vornado's Board of Trustees is assigned with oversight of sustainability matters, which includes climate change risk. Environmental sustainability initiatives are carried out by a dedicated team of professionals that work directly with our business units.
Vornado is an industry leader in sustainability, owning and operating more than 26 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 100% of our certifiable office portfolio, with over 24 million square feet at LEED Gold or Platinum. In 2024, we:
•became the first major U.S. real estate owner and operator to achieve 100% LEED certification across our entire portfolio of certifiable buildings;
•received GRESB's five star rating and an assessment score of 92, placing us in the top 3% within Americas/Listed, and the “Green Star” distinction for the twelfth consecutive year;
•received the National Association of Real Estate Investment Trusts’ (“NAREIT”) inaugural “The Impact at Scale Award,” for implementing operational initiatives in the PENN district that advance corporate sustainability and deliver measurable impact; and
•were recognized as an EPA ENERGY STAR Partner of the Year with the distinction of having demonstrated nine years of sustained excellence.
We prioritize addressing climate change and in 2019 adopted a 10-year plan to make our buildings carbon neutral by 2030 (“Vision 2030”). Vision 2030 is a multi-faceted approach that prioritizes energy reduction, recovery, and renewable power. We rely on technology, as well as meaningful stakeholder collaboration with our tenants, our employees, and our communities, to achieve this plan. Our commitment to carbon neutrality and associated emissions reduction targets have been approved by the Science Based Targets Initiative as consistent with a 1.5°C climate scenario limit, the most ambitious goal of the Paris Agreement.
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
We are committed to transparent reporting of sustainability performance indicators and publish an annual Sustainability Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board. We also submit public reports to CDP, CSA (the S&P Global Corporate Sustainability Assessment) and EP100 (global initiative led by Climate Group). Further details on our environmental sustainability initiatives and strategy, including our Vision 2030 Roadmap, can be found in our 2023 Sustainability Report at (vno.com/sustainability). There can be no assurance that our Vision 2030 commitment will be achieved in the planned time frame. The Sustainability Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2024, we had 2,996 employees, consisting of (i) 2,568 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security, engineering and parking services primarily to our New York properties, (ii) 374 employees in our corporate office, and (iii) 54 employees of THE MART. The foregoing does not include employees of partially owned entities.
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
For additional information on human capital matters, please see our most recent Sustainability Report, available for download on our website at www.vno.com and in digital format at vno.com/sustainability. This report and other information on our website are not incorporated by reference into and do not form any part of this Annual Report on Form 10-K.
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
SEGMENT DATA
We operate in the following reportable segments: New York and Other. Financial information related to these reportable segments for the years ended December 31, 2024, 2023 and 2022 is set forth in Note 22 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.
TENANTS ACCOUNTING FOR OVER 10% OF REVENUES
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2024, 2023 and 2022.

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
In 2024, approximately 76% of our net operating income (“NOI” a non-GAAP measure) is from our office properties. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing remain prevalent in certain situations following the COVID-19 pandemic. Changes in tenant space utilization, including from the continuation of work from home and flexible work arrangement policies, may continue to cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on our business. Additionally, the increased use of artificial intelligence (“AI”) could result in changes in tenant space utilization, including the need to reduce or reconfigure space.
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
In 2024, approximately 89% of our NOI is from properties located in the New York metropolitan area. We may continue to concentrate a significant portion of our future acquisitions, development and redevelopment in this area. Real estate markets are affected by economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy and declines in the New York metropolitan area real estate market have impacted and could continue to impact our financial performance and the value of our properties. In addition to the factors affecting national economic conditions generally, the factors affecting economic conditions in this area include:
•    financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;
•    business layoffs or downsizing;
•    any oversupply of, or reduced demand for, real estate;
•    industry slowdowns;
•    the effects of inflation;
•    interest rate fluctuations;
•    relocations of businesses;
•    changing demographics;
•    work from home and use of alternative work places;
•    changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies);
•    changes in diplomatic and trade relationships, as well as potential tariffs;
•    the fiscal health of New York State and New York City governments and local transit authorities;
•    quality of life conditions;
•    infrastructure quality;
•    increased government regulation and costs of complying with such regulations; and
•    changes in rates or limitations on the deductibility of state and local taxes.
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
In 2024, approximately 18% of our NOI is from Manhattan retail properties. These properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, Manhattan tourism, office and residential occupancy rates, employer remote-working policies, the threat of terrorism or other criminal acts, increasing competition from online retailers and other retail centers, and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.
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
•    potential changes in trade relationships, new tariffs and other trade protection measures or barriers that may adversely affect retailers and retail store values;
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
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000, includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,396,808 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
Our properties are located in urban areas, which means the vitality of our properties is reliant on sound transportation and utility infrastructure systems. If one of those systems is compromised in any way by an extreme weather event, such a compromise could have an adverse impact on our local economies and populations, as well as on our tenants’ ability to do business in our buildings.
Our properties are subject to transitional risks related to climate-related policy change.
De-carbonization of grid-supplied energy (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. In addition, buildings which consume fossil fuel onsite may be subject to penalties in the future. Although these laws and regulations have not had any material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition.
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

Significant inflation and increases in the inflation rate could adversely affect our business and financial results.
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
•increased interest rates will increase the cost of financing acquired properties, reducing the opportunities for attractive acquisitions;
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
There may be limitations on our ability to sell or reduce the indebtedness of specific properties. In addition, when we dispose of or sell assets, we may not be able to reinvest the sales proceeds and earn similar returns.
As part of an acquisition of a property, or a portfolio of properties, we may agree, and in the past have agreed, not to dispose of the acquired properties or reduce the mortgage indebtedness for a long-term period, unless we pay certain of the resulting tax costs of the seller. These agreements could result in us holding on to properties that we would otherwise sell and not pay down or refinance the debt associated with those properties. In addition, when we dispose of or sell assets, we may not be able to reinvest the sales proceeds and earn returns similar to those generated by the assets that were sold.
From time to time we have made, and in the future we may seek to make investments in companies over which we do not have sole control. Some of these companies operate in industries with different risks than investing and operating real estate.
From time to time we have made, and in the future we may seek to make, investments in companies that we may not control. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from investing and operating real estate. Consequently, we are subject to operating and financial risks of those industries and to the risks associated with lack of control, such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing directly or indirectly with these partners or entities. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.
We are subject to risks involved in real estate activity through joint ventures.
We currently own properties through joint ventures with other persons and entities and may in the future acquire or own properties through joint ventures and other co-investment vehicles when we believe circumstances warrant the use of such structures. Joint venture investments involve risk, including: the possibility that our partners might refuse to make capital contributions when due and therefore we may be forced to make contributions to maintain the value of the property; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; that third parties may be hesitant or refuse to transact with the joint venture due to the identity of our partners; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. For certain of our joint venture arrangements, we and our respective joint venture partners have rights including the ability to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with REIT requirements. To the extent our partners do not meet their obligations to us or our joint ventures, or they take action inconsistent with the interests of the joint venture, we may be adversely affected.
We are exposed to risks related to our properties that are subject to ground leases arrangements which could adversely affect our results of operations.
We are the lessee under long-term ground lease arrangements at certain of our properties. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Furthermore, rent payments under such leasehold interests are periodically adjusted pursuant to the respective contractual arrangements, including the currently ongoing PENN 1 June 2023 rent reset process. These rent resets may result in materially higher rents that could adversely affect our financial condition and results of operation. Additionally, due to the greater risk associated with a loan secured by a leasehold interest than a loan secured by a fee interest, we face risks related to the availability and pricing of financing on favorable terms or at all for such ground leasehold interests.

RISKS RELATED TO OUR INDEBTEDNESS AND ACCESS TO CAPITAL
Significantly tighter capital markets and economic conditions have affected and may continue to materially affect our liquidity, financial condition and results of operations as well as the value of an investment in our debt and equity securities.
There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy. Demand for office and retail space typically declines nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities, access the capital markets and obtain reasonable pricing to meet liquidity needs may materially affect our financial condition and results of operations and the value of our securities.
We have outstanding debt, and its cost may continue to increase and refinancing may not be available on acceptable terms and could affect our future operations.
As of December 31, 2024, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, totaled $8.3 billion. We rely on both secured and unsecured, variable rate and fixed rate debt to finance acquisitions and development activities and for working capital. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if conditions in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in our loss of the property.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the volatility in the interest rate environment has led to an increase in interest rates on our variable rate debt, including on new hedging instruments, and an increase in the cost of refinancing our existing debt and entering into new debt, all of which have reduced, and could continue to reduce, our operating cash flows. While certain of our debt is fixed by interest rate swap arrangements, the arrangements typically expire earlier than the mortgage loan maturity, resulting in future exposure to rising interest rates, which could further reduce our available cash. If the cost or amount of our indebtedness continues to increase or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of credit rating downgrades and default on our obligations that could adversely affect our financial condition and results of operations.
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
The interest rate hedge instruments we may use to manage some of our exposure to interest rate volatility involve risks, including the risk that counterparties may fail to perform under these arrangements. If interest rates continue to fall, these arrangements may cause us to pay higher interest on our debt obligations than would otherwise be the case. In addition, the use of such instruments may generate income that may not be treated as qualifying REIT income for purposes of the 75% gross income test or 95% gross income test. Furthermore, there can be no assurance that our hedging arrangements will qualify as “highly effective” cash flow hedges under applicable accounting standards. If our hedges do not qualify as “highly effective,” the changes in the fair value of these instruments would be reflected in our results of operations and could adversely impact our earnings.

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
Our credit rating and the credit ratings assigned to our debt securities and our preferred shares could change in the future based upon, among other things, our results of operations and financial condition. Our ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our common shares or any other securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding. For instance, if we fail to maintain the credit ratings currently assigned to our senior debt, the interest rates payable on outstanding debt under our unsecured term loan and revolving credit facilities would increase and we may be required to post additional collateral under certain of our existing loan agreements. Furthermore, any future lowering of our credit ratings or outlook would likely make it more difficult and/or more expensive for us to obtain additional debt financing. Our failure to maintain or improve our credit ratings could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading/redemption price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.
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
Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to the Operating Partnership’s equity holders, including Vornado. Thus, Vornado’s ability to pay cash dividends to its equity holders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to its equity holders, including Vornado. As of December 31, 2024, there were six series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $53,219,000.
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
As of December 31, 2024, Interstate Properties, a New Jersey general partnership, and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.0% of the common stock of Alexander’s, which is described below. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s.
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
As of December 31, 2024, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has five properties, which are located in the greater New York metropolitan area. In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.0% of the outstanding common stock of Alexander’s as of December 31, 2024. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s and general partners of Interstate Properties. Ms. Mandakini Puri is a Trustee of Vornado and Director of Alexander’s.
We manage, develop and lease Alexander’s properties under management, development and leasing agreements under which we receive annual fees from Alexander’s. These agreements are described in Note 4 – Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.
RISKS RELATED TO OUR COMMON SHARES AND OPERATING PARTNERSHIP CLASS A UNITS
The trading price of Vornado’s common shares has been volatile and may continue to fluctuate.
The trading price of Vornado’s common shares has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the equity prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of Vornado’s common shares and the redemption price of the Operating Partnership’s Class A units. These factors include:
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
The interests of equity holders could be diluted if we issue additional equity securities. As of December 31, 2024, Vornado had authorized but unissued 59,153,420 common shares of beneficial interest, $0.04 par value, and 58,390,820 preferred shares of beneficial interest, no par value; of which 21,273,952 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units. The reserved common shares exclude the potential conversion of appreciation-only long-term incentive plan units (“AO LTIP Units”) and performance AO LTIP Units which may be converted into Class A Operating Partnership Units if a specified price is met. Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions. In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration. We cannot predict the effect that future sales of Vornado’s common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our securities.
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
Although we believe that Vornado will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, Vornado may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, Vornado fails to maintain its qualification as a REIT and does not qualify under statutory relief provisions, Vornado could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on its taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If Vornado had to pay federal income tax, the amount of money available to distribute to equity holders and pay its indebtedness would be reduced for the year or years involved, and Vornado would not be required to make distributions to shareholders in that taxable year and in future years until it was able to qualify as a REIT and did so. In addition, Vornado would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless Vornado were entitled to relief under the relevant statutory provisions. Our failure to qualify as a REIT could impact our ability to expand our business and raise capital and adversely affect the price of our common shares.
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
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber attacks, malware, ransomware, computer viruses, phishing, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. Our suppliers, subcontractors, and joint venture partners face similar threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to certain of our information with varying levels of security and cybersecurity resources. The risk of a security breach or disruption, particularly through cyber attack, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased, including through the use of artificial intelligence. Although we have not experienced cyber incidents that are individually, or in the aggregate, material, the incidents we have experienced thus far have been mitigated by preventative, detective, and responsive measures that we have put in place. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
•A team principally responsible for managing our (i) cybersecurity risk assessment processes, (ii) security controls and (iii) response to cybersecurity incidents;
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

ITEM 2.     PROPERTIES
PROPERTY LISTING
We operate in two reportable segments: New York and Other. The following pages provide details of our real estate properties as of December 31, 2024.

					Square Feet
NEW YORK SEGMENT Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
PENN 1 (ground leased through 2098)(1)	100.0%	Office / Retail	83.7%		2,552,000	—	2,552,000
1290 Avenue of the Americas	70.0%	Office / Retail	92.7%		2,106,000	—	2,106,000
PENN 2	100.0%	Office / Retail	100.0%		402,000	1,393,000	1,795,000
909 Third Avenue (ground leased through 2063)(1)	100.0%	Office	93.1%		1,352,000	—	1,352,000
280 Park Avenue(2)	50.0%	Office / Retail	92.2%		1,266,000	—	1,266,000
Independence Plaza, Tribeca (1,327 units)(2)	50.1%	Retail / Residential	54.7%	(3)	1,258,000	—	1,258,000
770 Broadway	100.0%	Office / Retail	56.0%		1,183,000	—	1,183,000
PENN 11	100.0%	Office / Retail	99.6%		1,151,000	—	1,151,000
100 West 33rd Street	100.0%	Office / Retail	73.1%		1,115,000	—	1,115,000
90 Park Avenue	100.0%	Office / Retail	98.2%		956,000	—	956,000
One Park Avenue	100.0%	Office / Retail	93.6%		945,000	—	945,000
888 Seventh Avenue (ground leased through 2067)(1)	100.0%	Office / Retail	84.3%		887,000	—	887,000
The Farley Building (ground and building leased through 2116)(1)	95.0%	Office / Retail	91.7%		846,000	—	846,000
330 West 34th Street (65.2% ground leased through 2149)(1)	100.0%	Office / Retail	77.3%		726,000	—	726,000
85 Tenth Avenue(2)	49.9%	Office / Retail	85.8%		638,000	—	638,000
650 Madison Avenue(2)	20.1%	Office / Retail	82.9%		601,000	—	601,000
350 Park Avenue	100.0%	Office	100.0%		585,000	—	585,000
150 East 58th Street(4)	100.0%	Office / Retail	81.7%		544,000	—	544,000
7 West 34th Street(2)	53.0%	Office / Retail	100.0%		477,000	—	477,000
595 Madison Avenue	100.0%	Office / Retail	89.0%		330,000	—	330,000
640 Fifth Avenue(2)	52.0%	Office / Retail	92.2%		315,000	—	315,000
Sunset Pier 94 Studios (ground and building leased through 2110)(1)(2)	49.9%	Studio	(5)		—	266,000	266,000
260 Eleventh Avenue (ground leased through 2114)(1)	100.0%	Office	100.0%		209,000	—	209,000
4 Union Square South	100.0%	Retail	100.0%		204,000	—	204,000
61 Ninth Avenue (2 buildings) (ground leased through 2115)(1)(2)	45.1%	Office / Retail	100.0%		194,000	—	194,000
512 West 22nd Street(2)	55.0%	Office / Retail	100.0%		173,000	—	173,000
825 Seventh Avenue	51.2%	Office(2) / Retail	80.1%		173,000	—	173,000
1540 Broadway(2)	52.0%	Retail	78.5%		161,000	—	161,000
Paramus	100.0%	Office	85.6%		129,000	—	129,000
666 Fifth Avenue (2)(6)	52.0%	Retail	100.0%		114,000	—	114,000
1535 Broadway(2)	52.0%	Retail / Theatre	99.3%		107,000	—	107,000
57th Street (2 buildings)(2)	50.0%	Office / Retail	71.2%		103,000	—	103,000
689 Fifth Avenue(2)	52.0%	Office / Retail	100.0%		97,000	—	97,000
150 West 34th Street	100.0%	Retail	100.0%		79,000	—	79,000
655 Fifth Avenue(2)	50.0%	Retail	100.0%		57,000	—	57,000
435 Seventh Avenue	100.0%	Retail	100.0%		43,000	—	43,000
606 Broadway	50.0%	Office / Retail	24.8%		36,000	—	36,000
697-703 Fifth Avenue(2)	44.8%	Retail	100.0%		26,000	—	26,000
1131 Third Avenue	100.0%	Retail	100.0%		23,000	—	23,000
131-135 West 33rd Street	100.0%	Retail	100.0%		23,000	—	23,000
________________________________________
See notes on page 28.

PROPERTY LISTING – CONTINUED

					Square Feet
NEW YORK SEGMENT – CONTINUED Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
715 Lexington Avenue	100.0%	Retail	100.0%		22,000	—	22,000
537 West 26th Street	100.0%	Retail	100.0%		17,000	—	17,000
334 Canal Street	100.0%	Retail / Residential	—%	(3)	—	14,000	14,000
304-306 Canal Street	100.0%	Retail / Residential	100.0%	(3)	4,000	9,000	13,000
40 East 66th Street (3 units)	100.0%	Residential	100.0%		10,000	—	10,000
431 Seventh Avenue	100.0%	Retail	100.0%		9,000	—	9,000
138-142 West 32nd Street	100.0%	Retail	80.3%		8,000	—	8,000
339 Greenwich Street	100.0%	Retail	100.0%		8,000	—	8,000
966 Third Avenue	100.0%	Retail	100.0%		7,000	—	7,000
968 Third Avenue(2)	50.0%	Retail	100.0%		7,000	—	7,000
137 West 33rd Street	100.0%	Retail	100.0%		3,000	—	3,000
57th Street(2)	50.0%	Land	(5)		—	—	—
Eighth Avenue and 34th Street	100.0%	Land	(5)		—	—	—
Hotel Pennsylvania Site (PENN 15)	100.0%	Land	(5)		—	—	—
Other (3 buildings)	100.0%	Retail	100.0%		16,000	—	16,000

Alexander's, Inc.:
731 Lexington Avenue(2)	32.4%	Office / Retail	98.9%		1,080,000	—	1,080,000
Rego Park II, Queens (6.6 acres)(2)	32.4%	Retail	99.0%		479,000	136,000	615,000
Rego Park I, Queens (4.8 acres)(2)	32.4%	Retail	100.0%		86,000	252,000	338,000
The Alexander Apartment Tower, Queens (312 units)(2)	32.4%	Residential	94.2%		255,000	—	255,000
Flushing, Queens (1.0 acre ground leased through 2037)(1)(2)	32.4%	Retail	100.0%		167,000	—	167,000
Total New York Segment			88.6%		24,364,000	2,070,000	26,434,000

Our Ownership Interest			87.6%		19,241,000	1,675,000	20,916,000
________________________________________
See notes on page 28.

PROPERTY LISTING – CONTINUED

				Square Feet
OTHER SEGMENT Property	% Ownership	Type	% Occupancy	In Service	Under Development or Not Available for Lease	Total Property
THE MART:
THE MART, Chicago	100.0%	Office / Retail / Trade show / Showroom	80.1%	3,684,000	—	3,684,000
527 West Kinzie, Chicago	100.0%	Land	(5)	—	—	—
Other (2 properties)(2), Chicago	50.0%	Retail	89.5%	19,000	—	19,000
Total THE MART			80.2%	3,703,000	—	3,703,000

Our Ownership Interest			80.1%	3,694,000	—	3,694,000

555 California Street:
555 California Street	70.0%	Office / Retail	96.6%	1,507,000	—	1,507,000
315 Montgomery Street	70.0%	Office / Retail	93.6%	236,000	—	236,000
345 Montgomery Street	70.0%	Office / Retail	—%	78,000	—	78,000
Total 555 California Street			92.0%	1,821,000	—	1,821,000

Our Ownership Interest			92.0%	1,275,000	—	1,275,000

Other:
Rosslyn Plaza, VA (197 units)(2)	45.6%	Office / Residential	28.5%	(3)	685,000	304,000	989,000
Fashion Centre Mall / Washington Tower, VA(2)	7.5%	Office / Retail	93.4%		1,038,000	—	1,038,000
Wayne Towne Center, Wayne, NJ (ground leased through 2064)(1)	100.0%	Retail	100.0%		686,000	4,000	690,000
Annapolis, MD (ground leased through 2042)(1)	100.0%	Retail	100.0%		128,000	—	128,000
Atlantic City, NJ (11.3 acres ground leased through 2070 to VICI Properties for a portion of the Borgata Hotel and Casino complex)	100.0%	Land	100.0%		—	—	—
Total Other			83.5%		2,537,000	308,000	2,845,000

Our Ownership Interest			86.5%		1,202,000	144,000	1,346,000

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
(6)75,000 square feet is leased from the 666 Fifth office condominium. On January 8, 2025, the Fifth Avenue and Times Square joint venture completed the sale to UNIQLO of the portion of its U.S. flagship store at 666 Fifth Avenue. In conjunction with the sale, the lease with the 666 Fifth Avenue office condominium was terminated. The joint venture continues to own 23,832 square feet of retail space at 666 Fifth Avenue. See page 37 for details.

TOP 10 TENANTS BASED ON ANNUALIZED ESCALATED RENTS(1) (AT SHARE):

Tenant	Square Footage At Share	Annualized Escalated Rents At Share	% of Total Annualized Escalated Rents At Share
Meta Platforms, Inc.	1,176,828	$141,598	7.7%
IPG and affiliates	955,211	64,056	3.6%
Citadel	585,460	62,498	3.5%
New York University	685,290	49,552	2.7%
Madison Square Garden & Affiliates(2)	449,053	45,451	2.5%
Bloomberg L.P.	306,768	43,863	2.4%
Google/Motorola Mobility (guaranteed by Google)	759,446	42,875	2.3%
Amazon (including its Whole Foods subsidiary)	312,694	31,025	1.7%
Swatch Group USA	11,957	28,689	1.5%
Neuberger Berman Group LLC	306,612	28,363	1.5%
________________________________________
See notes below.
ANNUALIZED ESCALATED RENTS(1) (AT SHARE) BY TENANT INDUSTRY:

Industry	Percentage
Office:
Financial Services	22%
Technology	15%
Professional Services	7%
Real Estate	5%
Advertising/Marketing	5%
Entertainment and Electronics	4%
Education	3%
Insurance	2%
Health Services	2%
Engineering, Architect & Surveying	2%
Apparel	1%
Communications	1%
Government	1%
Other	6%
76%

Retail:
Apparel	4%
Luxury Retail	4%
Banking	2%
Restaurants	2%
Grocery	1%
Other	6%
19%

Showroom	5%

Total	100%
________________________________________
(1)Annualized escalated rents represent monthly contractual base rent before free rent plus tenant reimbursements multiplied by 12. Annualized escalated rents at share include leases signed but not yet commenced in place of current tenants or vacancy in the same space.
(2)Includes Madison Square Garden Entertainment’s new lease at PENN 2. Revenue recognition for portions of the new space has not yet commenced.

NEW YORK
As of December 31, 2024, our New York segment consisted of 26.4 million square feet in 64 properties. The 26.4 million square feet is comprised of 20.1 million square feet of Manhattan office in 30 of the properties, 2.4 million square feet of Manhattan street retail in 49 of the properties, 1,330 units in two residential properties, and our 32.4% interest in Alexander’s, which owns five properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens. The New York segment also includes nine garages totaling 1.6 million square feet (4,685 spaces).
As of December 31, 2024, the occupancy rate for our New York segment was 87.6%.
Occupancy and weighted average annual rent per square foot:
Office:

			Vornado's Ownership Interest
As of December 31,	Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
2024	20,343,000	18,714,000	16,024,000	88.8%	$88.38
2023	20,383,000	18,699,000	16,001,000	90.7%	86.30
2022	19,902,000	18,724,000	16,028,000	91.9%	83.98
2021	20,630,000	19,442,000	16,757,000	92.2%	80.01
2020	20,586,000	18,361,000	15,413,000	93.4%	79.05
Retail:

			Vornado's Ownership Interest
As of December 31,	Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
2024	2,421,000	2,387,000	1,943,000	73.7%	$213.05
2023	2,394,000	2,123,000	1,684,000	74.9%	224.88
2022	2,556,000	2,289,000	1,851,000	74.4%	215.72
2021	2,693,000	2,267,000	1,825,000	80.7%	214.22
2020	2,690,000	2,275,000	1,805,000	78.8%	226.38

Occupancy and average monthly rent per unit:
Residential:

		Vornado's Ownership Interest
As of December 31,	Total Number of Units	Total Number of Units	Occupancy Rate	Average Monthly Rent Per Unit
2024	1,642	769	96.6%	$4,713
2023	1,974	939	96.8%	4,115
2022	1,976	941	96.7%	3,882
2021	1,986	951	97.0%	3,776
2020	1,995	960	84.9%	3,714

NEW YORK – CONTINUED
Lease expirations as of December 31, 2024 (at share):

	Number of Expiring Leases	Square Feet of Expiring Leases(1)	Percentage of New York Square Feet	Annualized Escalated Rents of Expiring Leases
Year				Total	Per Square Foot
Office:
Fourth Quarter 2024(2)	13	56,000	0.4%	$4,394,000	$78.46
2025	67	591,000	4.2%	45,517,000	77.02	(3)
2026	72	1,163,000	8.3%	96,849,000	83.28
2027	100	1,341,000	9.6%	107,992,000	80.53
2028(4)	67	1,051,000	7.5%	85,447,000	81.30
2029	72	1,290,000	9.2%	106,828,000	82.81
2030	64	691,000	4.9%	57,851,000	83.72
2031	37	696,000	5.0%	64,668,000	92.91
2032	32	1,014,000	7.2%	99,800,000	98.42
2033	20	517,000	3.7%	44,524,000	86.12
2034	29	748,000	5.8%	78,714,000	105.23

Retail:
Fourth Quarter 2024(2)	2	1,000	0.1%	$266,000	$266.00
2025	15	178,000	14.0%	15,092,000	84.79	(5)
2026	11	84,000	6.6%	26,722,000	318.12
2027	12	52,000	4.1%	21,514,000	413.73
2028	9	27,000	2.1%	10,978,000	406.59
2029	12	53,000	4.2%	23,559,000	444.51
2030	18	146,000	11.5%	24,458,000	167.52
2031	25	68,000	5.3%	31,214,000	459.03
2032	22	55,000	4.3%	30,115,000	547.55
2033	12	33,000	2.6%	10,754,000	325.88
2034	27	138,000	10.8%	17,308,000	125.42
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
Alexander’s
As of December 31, 2024, we own 32.4% of the outstanding common stock of Alexander’s, which owns five properties in the greater New York City aggregating 2.5 million square feet, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg L.P. headquarters building. As of December 31, 2024, Alexander's had an occupancy rate of 99.1% and a weighted average annual rent per square foot of $119.53.
OTHER REAL ESTATE AND INVESTMENTS
THE MART
We own the 3.7 million square foot THE MART in Chicago, whose largest tenant is Motorola Mobility at 609,000 square feet, the lease of which is guaranteed by Google. As of December 31, 2024, THE MART had an occupancy rate of 80.1% and a weighted average annual rent per square foot of $53.32.
555 California Street
We own a 70% controlling interest in a three-building office complex aggregating 1.8 million square feet, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”). As of December 31, 2024, 555 California Street had an occupancy rate of 92.0% and a weighted average annual rent per square foot of $98.90.

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
As of February 1, 2025, there were 695 holders of record of Vornado common shares.
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
As of February 1, 2025, there were 842 Class A unitholders of record.
Recent Sales of Unregistered Securities
Vornado Realty Trust
During the fourth quarter of 2024, Vornado issued 197,519 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P., and conversions of Series A preferred shares. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Vornado Realty L.P.
During the fourth quarter of 2024, Vornado Realty L.P. issued (i) 54,929 Class A units to satisfy conversions of restricted Operating Partnership units (“LTIP Units”) (ii) 195 Class A units to satisfy conversions of appreciation-only long-term incentive plan units (“AO LTIP Units”), and (iii) 2,319 LTIP Units pursuant to Vornado’s 2023 Omnibus Share Plan.
On December 5, 2024, the Operating Partnership granted 23,190 LTIP Units at a market price of $43.12 per unit to Vornado consultants that are not executives of the Company as part of their annual consulting fees. The units were issued outside of Vornado’s 2023 Omnibus Share Plan.
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

Recent Purchases of Unregistered Securities
Vornado Realty Trust
In April 2023, our Board of Trustees authorized a share repurchase plan under which Vornado is authorized to repurchase up to $200,000,000 of its outstanding common shares. To the extent Vornado repurchases any of its common shares, in order to fund the common share repurchase and maintain the one-to-one ratio of the number of Vornado common shares outstanding and the number of Class A units owned by Vornado, the Operating Partnership will repurchase from Vornado an equal number of its Class A units at the same price. During the year ended December 31, 2024, no shares were repurchased. As of December 31, 2024, $170,857,000 remained available under the plan and authorized for repurchases. The plan does not have an expiration date and may be suspended or discontinued at any time and does not obligate Vornado to make any repurchases of its common shares.
Vornado Realty L.P.
None.
Performance Graph
The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 400 MidCap Index (the “S&P 400 MidCap Index”), the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, and the FTSE NAREIT Equity Office Index (the “FTSE Office”), a peer group index. The graph assumes that $100 was invested on December 31, 2019 in our common shares, the S&P 400 MidCap Index, the NAREIT All Equity Index, and the FTSE Office Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return
$175
$150
$125
$100
$75
$50
$25
2019
2020
2021
2022
2023
2024
Vornado Realty Trust
S&P 400 MidCap Index
The NAREIT All Equity Index
FTSE Office

	2019	2020	2021	2022	2023	2024
Vornado Realty Trust	$100	$60	$70	$37	$52	$79
S&P 400 MidCap Index	100	114	142	123	144	164
FTSE Office(1)	100	82	100	62	63	77
The NAREIT All Equity Index(2)	100	95	134	101	112	118
________________________________________
(1) The Company has elected to replace the NAREIT All Equity Index with the FTSE Office Index because we believe the FTSE Office Index represents a group of companies more aligned with a comparable peer group.
(2) To facilitate comparison to the performance graph presented in our Annual Report for the prior year, the NAREIT All Equity Index is presented above.

ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2024 and 2023, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2022, including year-to-year comparisons between 2023 and 2022, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., (the “Operating Partnership”) a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of December 31, 2024. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We own and operate office and retail properties with a concentration in the New York metropolitan area. In addition, we have a 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns five properties in the greater New York metropolitan area, as well as interests in other real estate and investments.
Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing Vornado’s performance to the FTSE Office and the MSCI US REIT Index (“MSCI”) for the following periods ended December 31, 2024:

	Total Return(1)
	Vornado	FTSE Office	MSCI
Three-month	8.5%	(0.7%)	(6.1%)
One-year	51.3%	21.5%	8.8%
Three-year	12.2%	(22.7%)	(6.6%)
Five-year	(21.4%)	(23.0%)	23.5%
Ten-year	(26.7%)	3.3%	73.5%
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
Our business has been, and may continue to be, affected by interest rates fluctuations, the effects of inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.

Overview - continued
Vornado Realty Trust
Year Ended December 31, 2024 Financial Results Summary
Net income attributable to common shareholders for the year ended December 31, 2024 was $8,275,000, or $0.04 per diluted share, compared to $43,378,000, or $0.23 per diluted share, for the year ended December 31, 2023.
Funds from operations ("FFO") attributable to common shareholders plus assumed conversions for the year ended December 31, 2024 was $470,021,000, or $2.37 per diluted share, compared to $503,792,000, or $2.59 per diluted share, for the year ended December 31, 2023. The years ended December 31, 2024 and 2023 include certain items that impact FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $22,950,000, or $0.11 per diluted share, for the year ended December 31, 2024 and decreased FFO by $4,359,000, or $0.02 per diluted share, for the year ended December 31, 2023.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
Our share of the gain on the discounted extinguishment of the 280 Park Avenue mezzanine loan	$(31,215)	$—
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	14,353	11,722
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	(13,069)	(11,959)
Credit losses on investments	—	8,269
Other	5,000	(3,336)
	(24,931)	4,696
Noncontrolling interests' share of above adjustments on a dilutive basis	1,981	(337)
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(22,950)	$4,359

Overview - continued
Same Store Net Operating Income ("NOI") At Share
The percentage decrease in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

Year Ended December 31, 2024 compared to December 31, 2023:	Total	New York	THE MART		555 California Street(2)
Same store NOI at share % decrease	(6.8)%	(4.7)%	(17.8)%	(1)	(21.9%)
Same store NOI at share - cash basis % decrease	(4.5)%	(3.3)%	(10.6)%		(13.2%)
________________________________________
(1)2024 includes a $4,560,000 write-off of a receivable arising from the straight-lining of rents due to the tenant being deemed uncollectible.
(2)2023 includes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dividends
On December 5, 2024, Vornado’s Board of Trustees declared a dividend of $0.74 per common share for 2024. We anticipate that our common share dividend policy for 2025 will be to pay one common share dividend in the fourth quarter.
Dispositions
220 Central Park South
During the year ended December 31, 2024, we closed on the sale of two condominium units at 220 CPS for net proceeds of $31,605,000, resulting in a financial statement net gain of $15,175,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,106,000 of income tax expense was recognized on our consolidated statements of income.
On January 17, 2025, we closed on the sale of a condominium unit at 220 CPS for net proceeds of $11,695,000; three units remain unsold.
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
666 Fifth Avenue (Fifth Avenue and Times Square JV)
On January 8, 2025, the Fifth Avenue and Times Square JV completed the sale to UNIQLO of the portion of its U.S. flagship store at 666 Fifth Avenue for $350,000,000 and realized net proceeds of $342,000,000. The financial statement gain, which will be recognized in the first quarter of 2025, will be approximately $76,000,000. The net proceeds from the sale were used to partially redeem Vornado’s preferred equity on the asset.
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

Overview - continued
Financings
280 Park Avenue
On April 4, 2024, a joint venture, in which we have a 50% interest, amended and extended the $1,075,000,000 mortgage loan on 280 Park Avenue. The maturity date on the amended loan was extended to September 2026, with options to fully extend to September 2028, subject to certain conditions. The interest rate on the amended loan remains at SOFR plus 1.78%. On July 8, 2024, the joint venture swapped the interest rate to a fixed rate of 5.84% through September 2028. Additionally, on April 4, 2024, the joint venture amended and extended the $125,000,000 mezzanine loan and subsequently repaid the loan for $62,500,000. In connection with the repayment of the mezzanine loan, we recognized our $31,215,000 share of the debt extinguishment gain which is included in “income (loss) from partially owned entities” on our consolidated statements of income.
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
606 Broadway
On September 5, 2024, the $74,119,000 non-recourse mortgage loan on 606 Broadway, in which we hold a 50% interest, matured and was not repaid, at which time the lender declared an event of default. As of December 31, 2024, the property has a carrying value of $53,886,000, which is after an impairment charge recorded in the fourth quarter of 2023. We consolidate the joint venture. The loan currently bears interest at a floating rate of SOFR plus 1.91% (6.39% as of December 31, 2024) and provides for additional default interest of 3.00%.
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
Senior Unsecured Notes due 2025
We repaid our $450,000,000 3.50% senior unsecured notes on their January 15, 2025 maturity date.

Overview - continued
Financings - continued
Interest Rate Hedging
We entered into the following interest rate swap and cap arrangements during the year ended December 31, 2024. See page 58, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Derivatives and Hedging, in this Annual Report on Form 10-K for further information on our hedging instruments.

(Amounts in thousands)	Notional Amount (at share)	All-In Swapped Rate	Expiration Date	Variable Rate Spread
Interest rate swaps:
280 Park Avenue (50.0% interest)	$537,500	5.84%	09/28	S+178
PENN 11(1)	250,000	6.21%	10/25	S+206
435 Seventh Avenue	75,000	6.96%	04/26	S+210

		Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	$75,543	4.39%	01/26	S+146
Rego Park II (32.4% interest)	65,624	4.15%	12/25	S+145
________________________
(1)Together with the existing $250,000 swap arrangement on the $500,000 PENN 11 mortgage loan, the loan will bear interest at an all-in swapped rate of 6.28% through October 2025.

Overview - continued
Leasing Activity For the Year Ended December 31, 2024
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

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Year Ended December 31, 2024
Total square feet leased	2,650	187	386	215
Our share of square feet leased:	1,653	161	386	152
Initial rent(1)	$104.49	$160.01	$52.88	$102.80
Weighted average lease term (years)	8.4	9.4	7.5	7.6
Second generation relet space:
Square feet	1,218	52	247	148
GAAP basis:
Straight-line rent(2)	$103.06	$312.43	$54.38	$103.05
Prior straight-line rent	$92.97	$227.98	$51.57	$88.21
Percentage increase	10.9%	37.0%	5.4%	16.8%
Cash basis (non-GAAP):
Initial rent(1)	$107.99	$294.38	$55.76	$101.31
Prior escalated rent	$105.37	$271.77	$57.37	$101.45
Percentage increase (decrease)	2.5%	8.3%	(2.8)%	(0.1)%
Tenant improvements and leasing commissions:
Per square foot	$81.56	$82.50	$91.00	$110.36
Per square foot per annum	$9.71	$8.78	$12.13	$14.52
Percentage of initial rent	9.3%	5.5%	22.9%	14.1%
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

Overview - continued
Square footage (in service) and Occupancy as of December 31, 2024

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,714	16,024	88.8%
Retail (includes retail properties that are in the base of our office properties)	49	(1)	2,387	1,943	73.7%
Residential - 1,642 units(2)	2	(1)	1,196	604	96.6%	(2)
Alexander's	5		2,067	670	99.1%	(2)
			24,364	19,241	87.6%

Other:
THE MART	3		3,703	3,694	80.1%
555 California Street	3		1,821	1,275	92.0%
Other	11		2,537	1,202	86.5%
			8,061	6,171

Total square feet as of December 31, 2024			32,425	25,412
________________________________________
See notes below.
Square footage (in service) and Occupancy as of December 31, 2023

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,699	16,001	90.7%
Retail (includes retail properties that are in the base of our office properties)	50	(1)	2,123	1,684	74.9%
Residential - 1,974 units(2)	5	(1)	1,479	745	96.8%	(2)
Alexander's	5		2,331	755	92.6%	(2)
			24,632	19,185	89.4%

Other:
THE MART	3		3,688	3,679	79.2%
555 California Street	3		1,819	1,274	94.5%
Other	11		2,537	1,202	91.9%
			8,044	6,155

Total square feet as of December 31, 2023			32,676	25,340
________________________________________
(1)Reflects the Office, Retail and Residential space within our 64 and 65 total New York properties as of December 31, 2024 and 2023, respectively.
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

NOI At Share by Segment for the Years Ended December 31, 2024 and 2023
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2024 and 2023.

(Amounts in thousands)	For the Year Ended December 31, 2024
	Total	New York	Other
Total revenues	$1,787,686	$1,471,997	$315,689
Operating expenses	(927,796)	(766,347)	(161,449)
NOI - consolidated	859,890	705,650	154,240
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(39,367)	(12,899)	(26,468)
Add: NOI from partially owned entities	279,229	269,159	10,070
NOI at share	1,099,752	961,910	137,842
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(3,663)	(17,888)	14,225
NOI at share - cash basis	$1,096,089	$944,022	$152,067

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Total revenues	$1,811,163	$1,452,158	$359,005
Operating expenses	(905,158)	(733,478)	(171,680)
NOI - consolidated	906,005	718,680	187,325
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,553)	(15,547)	(33,006)
Add: NOI from partially owned entities	285,761	274,436	11,325
NOI at share	1,143,213	977,569	165,644
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(3,377)	(7,700)	4,323
NOI at share - cash basis	$1,139,836	$969,869	$169,967

NOI At Share by Segment for the Years Ended December 31, 2024 and 2023 - continued
The elements of our New York and Other NOI at share for the years ended December 31, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023
New York:
Office	$706,592	$727,000
Retail	191,379	188,561
Residential	24,044	21,910
Alexander's	39,895	40,098
Total New York	961,910	977,569

Other:
THE MART(1)	51,686	61,519
555 California Street(2)	64,963	82,965
Other investments	21,193	21,160
Total Other	137,842	165,644

NOI at share	$1,099,752	$1,143,213
________________________________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the years ended December 31, 2024 and 2023 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023
New York:
Office	$698,138	$726,914
Retail	176,798	180,932
Residential	22,914	20,588
Alexander's	46,172	41,435
Total New York	944,022	969,869

Other:
THE MART	57,235	62,579
555 California Street(2)	74,621	85,819
Other investments	20,211	21,569
Total Other	152,067	169,967

NOI at share - cash basis	$1,096,089	$1,139,836
________________________________________
(1)2024 includes a $4,560 write-off of a receivable arising from the straight-lining of rents due to the tenant being deemed uncollectible.
(2)2023 includes our $14,103 share of the receipt of a tenant settlement, net of legal expenses.

NOI At Share by Segment for the Years Ended December 31, 2024 and 2023 - continued
Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Years Ended December 31, 2024 and 2023
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the years ended December 31, 2024 and 2023.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023
Net income	$20,116	$32,888
Depreciation and amortization expense	447,500	434,273
General and administrative expense	148,520	162,883
Transaction related costs, impairment losses and other	5,242	50,691
Income from partially owned entities	(112,464)	(38,689)
Interest and other investment income, net	(45,974)	(43,287)
Interest and debt expense	390,269	349,223
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(71,199)
Income tax expense	22,729	29,222
NOI from partially owned entities	279,229	285,761
NOI attributable to noncontrolling interests in consolidated subsidiaries	(39,367)	(48,553)
NOI at share	1,099,752	1,143,213
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,663)	(3,377)
NOI at share - cash basis	$1,096,089	$1,139,836
NOI At Share by Region(1)

	For the Year Ended December 31,
	2024	2023
Region:
New York metropolitan area	89%	88%
Chicago, IL	5%	6%
San Francisco, CA(1)	6%	6%
	100%	100%
________________________________________
(1) 2023 excludes our $14,103,000 share of the receipt of a tenant settlement, net of legal expenses.

Results of Operations – Year Ended December 31, 2024 Compared to December 31, 2023
Revenues
Our revenues were $1,787,686,000 for the year ended December 31, 2024 compared to $1,811,163,000 in the prior year, a decrease of $23,477,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York	Other
Rental revenues:
Acquisitions, dispositions and other	$9,214	$9,038	$176
Development and redevelopment	22,763	22,763	—
Trade shows	760	—	760
Same store operations	(71,417)	(41,192)	(30,225)	(1)
	(38,680)	(9,391)	(29,289)

Fee and other income:
BMS cleaning fees	7,288	8,295	(1,007)
Management and leasing fees	1,640	1,824	(184)
Other income	6,275	19,111	(12,836)
	15,203	29,230	(14,027)

Total (decrease) increase in revenues	$(23,477)	$19,839	$(43,316)
________________________________________
See notes below.
Expenses
Our expenses were $1,541,696,000 for the year ended December 31, 2024 compared to $1,565,167,000 in the prior year, a decrease of $23,471,000. Below are the details of the decrease by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York		Other
Operating:
Acquisitions, dispositions and other	$10,319	$11,863		$(1,544)
Development and redevelopment	5,033	5,033		—
Non-reimbursable expenses	(2,394)	(2,394)		—
Trade shows	(19)	—		(19)
BMS expenses	3,688	4,695		(1,007)
Same store operations	6,011	13,672		(7,661)
	22,638	32,869		(10,231)

Depreciation and amortization:
Acquisitions, dispositions and other	(2,460)	(2,460)		—
Development and redevelopment	3,643	3,643		—
Same store operations	12,044	9,537		2,507
	13,227	10,720		2,507

General and administrative	(14,363)	279		(14,642)	(2)

Expense from deferred compensation plan liability	476	—		476

Transaction related costs, impairment losses and other	(45,449)	(44,783)	(3)	(666)

Total decrease in expenses	$(23,471)	$(915)		$(22,556)
________________________________________
(1)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.
(2)Primarily due to the acceleration of non-cash expense on equity compensation grants for retirement eligible employees in 2023.
(3)2023 includes non-cash impairment losses of $45,007.

Results of Operations – Year Ended December 31, 2024 Compared to December 31, 2023 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2024	For the Year Ended December 31,
		2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$43,451	$35,209
Return on preferred equity, net of our share of the expense		40,668	37,416
		84,119	72,625
Partially owned office buildings(2)(3)(4)	Various	(839)	(73,589)
Alexander's Inc.(5)	32.4%	19,076	37,075
Other equity method investments(3)(6)	Various	10,108	2,578
		$112,464	$38,689
________________________________________
(1)2023 includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and is being amortized over the remaining term of the restructured loan, reducing future interest expense.
(2)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)In 2023, we recognized $50,458 of impairment losses.
(4)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan.
(5)2023 includes our $16,396 share of the net gain from the sale of Alexander’s Rego III land parcel.
(6)Includes interests in Independence Plaza, Rosslyn Plaza and others.

Interest and Other Investment Income, net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023
Interest on cash and cash equivalents and restricted cash	$42,571	$44,786
Interest on loans receivable	3,450	1,351
(Loss) income from real estate fund investments	(47)	1,590
Credit losses on investments	—	(8,269)
Amortization of discount on investments in U.S. Treasury bills	—	3,829
	$45,974	$43,287

Results of Operations – Year Ended December 31, 2024 Compared to December 31, 2023 - continued
Interest and Debt Expense
Interest and debt expense was $390,269,000 for the year ended December 31, 2024, compared to $349,223,000 in the prior year, an increase of $41,046,000. This was primarily due to (i) $30,756,000 of higher amortization of interest rate cap premiums and (ii) $19,568,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, partially offset by (iii) $8,150,000 of higher capitalized interest.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $16,048,000 for the year ended December 31, 2024, consists of (i) $15,175,000 from the sale of two condominium units at 220 CPS and (ii) $873,000 from the sale of our 49.9% interest in 50-70 West 93rd Street to our joint venture partner. Net gains on disposition of wholly owned and partially owned assets of $71,199,000 for the year ended December 31, 2023, primarily consists of (i) $35,968,000 upon contribution of our Pier 94 leasehold to Sunset Pier 94 Joint Venture (“Pier 94 JV”) primarily due to the step-up of our retained investment in the leasehold interest to fair value, (ii) $20,181,000 from the sale of The Armory Show, and (iii) $14,127,000 from the sale of two condominium units at 220 CPS.
Income Tax Expense
Income tax expense was $22,729,000 for the year ended December 31, 2024, compared to $29,222,000 in the prior year, a decrease of $6,493,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $51,131,000 for the year ended December 31, 2024, compared to $75,967,000 in the prior year, a decrease of $24,836,000. This resulted primarily from the allocation of the impairment loss recognized on 606 Broadway during 2023.
Same Store Net Operating Income At Share
Same store NOI at share represents NOI at share from operations which are in service in both the current and prior year reporting periods. Same store NOI at share - cash basis is same store NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We use these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers. Same store NOI at share and same store NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, THE MART, 555 California Street and other investments for the year ended December 31, 2024 compared to December 31, 2023.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the year ended December 31, 2024	$1,099,752	$961,910	$51,686	$64,963	$21,193
Less NOI at share from:
Dispositions	(1,499)	(1,509)	10	—	—
Development properties	(35,182)	(35,182)	—	—	—
Other non-same store income, net	(34,735)	(13,416)	—	(126)	(21,193)
Same store NOI at share for the year ended December 31, 2024	$1,028,336	$911,803	$51,696	$64,837	$—

NOI at share for the year ended December 31, 2023	$1,143,213	$977,569	$61,519	$82,965	$21,160
Less NOI at share from:
Dispositions	(2,321)	(3,677)	1,356	—	—
Development properties	(16,310)	(16,310)	—	—	—
Other non-same store income, net	(21,589)	(429)	—	—	(21,160)
Same store NOI at share for the year ended December 31, 2023	$1,102,993	$957,153	$62,875	$82,965	$—

Decrease in same store NOI at share	$(74,657)	$(45,350)	$(11,179)	$(18,128)	$—

% decrease in same store NOI at share	(6.8)%	(4.7)%	(17.8)%	(21.9)%	—%

Results of Operations – Year Ended December 31, 2024 Compared to December 31, 2023 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the year ended December 31, 2024 compared to December 31, 2023.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the year ended December 31, 2024	$1,096,089	$944,022	$57,235	$74,621	$20,211
Less NOI at share - cash basis from:
Dispositions	(1,499)	(1,509)	10	—	—
Development properties	(21,561)	(21,561)	—	—	—
Other non-same store income, net	(31,681)	(11,327)	—	(143)	(20,211)
Same store NOI at share - cash basis for the year ended December 31, 2024	$1,041,348	$909,625	$57,245	$74,478	$—

NOI at share - cash basis for the year ended December 31, 2023	$1,139,836	$969,869	$62,579	$85,819	$21,569
Less NOI at share - cash basis from:
Dispositions	(2,664)	(4,138)	1,474	—	—
Development properties	(15,519)	(15,519)	—	—	—
Other non-same store income, net	(30,737)	(9,168)	—	—	(21,569)
Same store NOI at share - cash basis for the year ended December 31, 2023	$1,090,916	$941,044	$64,053	$85,819	$—

Decrease in same store NOI at share - cash basis	$(49,568)	$(31,419)	$(6,808)	$(11,341)	$—

% decrease in same store NOI at share - cash basis	(4.5)%	(3.3)%	(10.6)%	(13.2)%	—%
Related Party Transactions
See Note 21 - Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning related party transactions.

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
As of December 31, 2024, we have $2.5 billion of liquidity comprised of $950.0 million of cash and cash equivalents and restricted cash and $1.5 billion available on our $2.2 billion revolving credit facilities. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase program. As of December 31, 2024, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $949,619,000 as of December 31, 2024, a $311,965,000 decrease from the balance as of December 31, 2023.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Year Ended December 31,		(Decrease) Increase in Cash Flow
	2024	2023
Net cash provided by operating activities	$537,723	$648,152	$(110,429)
Net cash used in investing activities	(597,365)	(128,788)	(468,577)
Net cash used in financing activities	(252,323)	(278,937)	26,614
	$(311,965)	$240,427	$(552,392)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the year ended December 31, 2024, net cash provided by operating activities of $537,723,000 was comprised of $594,706,000 of cash from operations, including distributions of income from partially owned entities of $142,880,000 and a net decrease of $56,983,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash used in investing activities:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2024	2023
Development costs and construction in progress	$(242,874)	$(552,701)	$309,827
Additions to real estate	(222,739)	(211,899)	(10,840)
Investments in partially owned entities	(115,357)	(57,297)	(58,060)
Investment in loan receivable	(50,000)	—	(50,000)
Proceeds from sale of condominium units at 220 Central Park South	31,605	24,484	7,121
Proceeds from sales of real estate	2,000	123,519	(121,519)
Proceeds from maturities of U.S. Treasury bills	—	468,598	(468,598)
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000	(105,000)
Acquisitions of real estate and other	—	(33,145)	33,145
Distributions of capital from partially owned entities	—	18,869	(18,869)
Deconsolidation of cash and restricted cash held by a previously consolidated entity	—	(14,216)	14,216
Net cash used in investing activities	$(597,365)	$(128,788)	$(468,577)
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2024	2023
Dividends paid on common shares/Distributions to Vornado	$(141,103)	$(129,066)	$(12,037)
Repayments of borrowings	(97,439)	(148,000)	50,561
Proceeds from borrowings	75,000	—	75,000
Dividends paid on preferred shares/Distributions to preferred unitholders	(62,112)	(62,116)	4
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(18,156)	(38,970)	20,814
Deferred financing costs	(13,870)	(4,424)	(9,446)
Contributions from noncontrolling interests in consolidated subsidiaries	5,300	132,701	(127,401)
Repurchase of common shares/Class A units owned by Vornado	—	(29,183)	29,183
Other financing activity, net	57	121	(64)
Net cash used in financing activities	$(252,323)	$(278,937)	$26,614

Dividends
We anticipate that our common share dividend policy for 2025 will be to pay one common share dividend in the fourth quarter. If Vornado’s Board of Trustees were to declare a dividend consistent with our 2024 common share dividend of $0.74, the Operating Partnership would be required to distribute approximately (i) $141,000,000 of cash to Vornado for distribution to its common shareholders and (ii) $12,600,000 of cash to third party Class A unitholders. Additionally, during 2025, Vornado expects to pay approximately $62,000,000 of cash dividends on preferred shares based on the number of preferred shares outstanding as of December 31, 2024.

Liquidity and Capital Resources - continued
Debt
We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.” We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt. Our unsecured revolving credit facilities and unsecured term loan contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities and unsecured term loan also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal. As of December 31, 2024, we were in compliance with all of the financial covenants required by our senior unsecured notes, our unsecured revolving credit facilities and our unsecured term loan.
A summary of our consolidated debt as of December 31, 2024 is presented below.

(Amounts in thousands)	As of December 31, 2024
Consolidated debt:	Balance	Weighted Average Interest Rate(1)
Fixed rate(2)	$7,066,400	4.28%
Variable rate(3)	1,215,776	5.80%(4)
Total	8,282,176	4.50%
Deferred financing costs, net and other	(39,300)
Total, net	$8,242,876
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of December 31, 2024, $960,000 of our variable rate debt was subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average strike rate of 4.79% and a weighted average remaining term of four months.
(4)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
During 2025 and 2026, $1,328,057,000 and $925,000,000, respectively, of our outstanding consolidated debt matures, assuming the exercise of as-of-right extension options. These amounts exclude the $74,119,000 606 Broadway mortgage loan which is in maturity default. We may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facilities. We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Details of 2024 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The contractual principal and interest repayments schedule of our consolidated debt as of December 31, 2024 is presented below. The below excludes the $74,119,000 606 Broadway mortgage loan which is in maturity default. See page 93 for details.

(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$6,416,368	$1,147,623	$2,508,038	$2,396,325	$364,382
Senior unsecured notes due 2025(1)	450,613	450,613	—	—	—
Senior unsecured notes due 2026	412,207	8,600	403,607	—	—
Senior unsecured notes due 2031	426,391	11,900	23,800	23,800	366,891
Unsecured term loan	914,389	37,700	876,689	—	—
Revolving credit facilities	642,648	22,597	620,051	—	—
Total contractual principal(2) and interest(3) repayments	$9,262,616	$1,679,033	$4,432,185	$2,420,125	$731,273
________________________________________
(1)We repaid our $450,000 3.50% senior unsecured notes on their January 15, 2025 maturity date.
(2)Based on the contractual maturity of our loans, including as-of-right extension options, as of December 31, 2024.
(3)Estimated interest for variable rate debt based on the Term SOFR curve available as of December 31, 2024.

Liquidity and Capital Resources - continued
Capital Expenditures
Capital expenditures consist of expenditures to maintain and improve assets, tenant improvement allowances and leasing commissions. During 2025, we expect to spend $275,000,000 of capital expenditures for our consolidated properties. We plan to fund these capital expenditures from operating cash flow, existing liquidity, and/or borrowings. Our partially owned non-consolidated subsidiaries typically fund their capital expenditures without any additional equity contribution from us.
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
PENN District
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $697,451,000 of cash has been expended as of December 31, 2024.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $70,919,000 of cash has been expended as of December 31, 2024.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture to develop a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing ($29,782,000 drawn as of December 31, 2024) and $166,800,000 of equity contributions. Our share of equity contributions was funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. As of December 31, 2024, we have fully funded our share of equity and cash contributions.
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street. In connection therewith, we entered into a joint venture with Rudin (the “Vornado/Rudin JV”) that purchased 39 East 51st Street for $40,000,000, funded on a 50/50 basis by Vornado and Rudin. 39 East 51st Street will be combined with 350 Park Avenue and 40 East 52nd Street to create a premier development site (the “350 Park Site”). From October 2024 to June 2030, an affiliate of KG has the option to either (i) acquire a 60% interest in a joint venture with the Vornado/Rudin JV (with Vornado having an effective 36% interest in the entity) to build a new 1,700,000 square foot office tower, valuing the 350 Park Site at $1.2 billion or (ii) purchase the 350 Park Site for $1.4 billion ($1.085 billion to Vornado). From October 2024 to September 2030, the Vornado/Rudin JV has the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado).
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.

There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Other Obligations
We have contractual cash obligations for certain properties that are subject to long-term ground and building leases. During 2025, $58,522,000 of lease payments are due, including fair market rent resets accounted for as variable rent and excluding prior period accruals for ground rent resets yet to be determined. For 2026 and thereafter, we have $2,367,881,000 of future lease payments. We believe that our operating cash flow will be adequate to fund these lease payments.
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
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000, includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,396,808 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of December 31, 2024, the aggregate dollar amount of these guarantees is approximately $516,872,000, including the payment guarantee for the mortgage loan secured by 7 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.
As of December 31, 2024, $57,643,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic Tax Credit Investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2024, the Tax Credit Investor has made $208,407,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of December 31, 2024, we had construction commitments aggregating approximately $61,016,000.

Funds From Operations
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 12 – Income (Loss) Per Share and Per Class A Unit, in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Details of certain items that impact FFO are discussed in the financial results summary of our “Overview.”
Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the years ended December 31, 2024 and 2023.

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2024	2023
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$8,275	$43,378
Per diluted share	$0.04	$0.23

FFO adjustments:
Depreciation and amortization of real property	$399,694	$385,608
Net gains on sale of real estate	(873)	(53,305)
Real estate impairment losses	—	22,831
Our share of partially owned entities:
Depreciation and amortization of real property	101,195	108,088
Net gain on sale of real estate	—	(16,545)
Real estate impairment losses	—	50,458
FFO adjustments, net	500,016	497,135
Impact of assumed conversion of dilutive convertible securities	1,549	1,642
Noncontrolling interests' share of above adjustments on a dilutive basis	(39,819)	(38,363)
FFO attributable to common shareholders plus assumed conversions	$470,021	$503,792
Per diluted share	$2.37	$2.59

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	190,539	191,005
Effect of dilutive securities:
Convertible securities	1,556	2,468
Share-based payment awards	6,087	851
Denominator for FFO per diluted share	198,182	194,324

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and unit amounts)	As of December 31, 2024
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change In Base Rates(2)
Consolidated debt:
Fixed rate(3)	$7,066,400	4.28%	$—
Variable rate(4)	1,215,776	5.80%(5)	6,548
	$8,282,176	4.50%	6,548
Pro rata share of debt of non-consolidated entities:
Fixed rate(3)	$2,033,525	4.85%	—
Variable rate(6)	444,176	6.43%	2,012
	$2,477,701	5.13%	2,012
Noncontrolling interests’ share of consolidated subsidiaries			(3,971)
Total change in annual net income attributable to the Operating Partnership			4,589
Noncontrolling interests’ share of the Operating Partnership			(376)
Total change in annual net income attributable to Vornado			$4,213
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.02
Total change in annual net income attributable to Vornado per diluted common share			$0.02
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $960,000, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average strike rate of 4.79% and a weighted average remaining term of four months.
(5)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
(6)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $244,272 at our pro rata share. The interest rate cap arrangements have a weighted average strike rate of 4.16% and a weighted average remaining term of nine months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2024, the estimated fair value of our consolidated debt was $7,990,000,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2024.

(Amounts in thousands)
	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate	Expiration Date
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	6.03%	05/26
770 Broadway mortgage loan	700,000	S+225	700,000		4.98%	07/27
PENN 11 mortgage loan	500,000	S+206	500,000		6.28%	10/25
Unsecured revolving credit facility	575,000	S+115	575,000		3.88%	08/27
Unsecured term loan:	800,000	S+130
In-place swap through 7/25			700,000		4.53%	07/25
In-place swap through 10/26			550,000		4.36%	10/26
In-place swap through 8/27			50,000		4.04%	08/27
100 West 33rd Street mortgage loan	480,000	S+185	480,000		5.26%	06/27
888 Seventh Avenue mortgage loan	258,057	S+180	200,000		4.76%	09/27
4 Union Square South mortgage loan	120,000	S+150	96,400		3.74%	01/25
435 Seventh Avenue mortgage loan	75,000	S+210	75,000		6.96%	04/26

					Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas mortgage loan(2)	950,000	S+162	950,000		1.00%	11/25
One Park Avenue mortgage loan	525,000	S+122	525,000		3.89%	03/25
150 West 34th Street mortgage loan	75,000	S+215	75,000		5.00%	02/26
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)In connection with the arrangement, we made a $63,100 up-front payment in 2023, of which $18,930 was attributable to noncontrolling interests.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of December 31, 2024.

(Amounts in thousands and at share)
	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate	Expiration Date
Interest rate swaps:
280 Park Avenue	$537,500	S+178	$537,500	5.84%	09/28
731 Lexington Avenue retail condominium	97,200	S+151	97,200	1.76%	05/25

				Index Strike Rate
Interest rate caps:
61 Ninth Avenue	75,543	S+146	75,543	4.39%	01/26
512 West 22nd Street	68,980	S+235	68,980	4.50%	06/25
Rego Park II	65,624	S+145	65,624	4.15%	12/25
Fashion Centre/Washington Tower	34,125	S+305	34,125	3.00%	05/25

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of Vornado Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Real Estate Recoverability Assessment – Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s real estate properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. The recoverability assessment is determined based on projected future cash flows that utilize capitalization rates and available market information. Preparation of the Company’s undiscounted cash flows requires management to make significant estimates and assumptions related to future market rental rates and capitalization rates.
We identified the recoverability assessment of real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates and capitalization rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recoverability assessment of real estate properties included the following, among others:
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
•We involved our fair value specialists in providing comparable market transaction details to further evaluate management’s selected future market rental rates and capitalization rates, as applicable.
•We evaluated the reasonableness of management’s projected future cash flow analyses by performing a retrospective analysis of the Company’s actual results compared to the prior projected future cash flow analyses.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 10, 2025
We have served as the Company’s auditor since 1976.

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit, share and per share amounts)	As of December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$2,434,209	$2,436,221
Buildings and improvements	10,439,113	9,952,954
Development costs and construction in progress	1,097,395	1,281,076
Leasehold improvements and equipment	120,915	130,953
Total	14,091,632	13,801,204
Less accumulated depreciation and amortization	(4,025,349)	(3,752,827)
Real estate, net	10,066,283	10,048,377
Right-of-use assets	678,804	680,044
Cash and cash equivalents	733,947	997,002
Restricted cash	215,672	264,582
Tenant and other receivables	58,853	69,543
Investments in partially owned entities	2,691,478	2,610,558
Receivable arising from the straight-lining of rents	707,020	701,666
Deferred leasing costs, net of accumulated amortization of $268,532 and $249,347	354,882	355,010
Identified intangible assets, net of accumulated amortization of $75,002 and $98,589	118,215	127,082
Other assets	373,454	333,801
	$15,998,608	$16,187,665
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,676,014	$5,688,020
Senior unsecured notes, net	1,195,914	1,193,873
Unsecured term loan, net	795,948	794,559
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	749,759	732,859
Accounts payable and accrued expenses	374,013	411,044
Deferred revenue	28,424	32,199
Deferred compensation plan	114,580	105,245
Other liabilities	317,087	311,132
Total liabilities	9,826,739	9,843,931
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,850,803 and 17,000,030 units outstanding	708,408	480,251
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	711,943	483,786
Redeemable noncontrolling interest in a consolidated subsidiary	122,715	154,662
Total redeemable noncontrolling interests	834,658	638,448
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,789,180 and 48,792,902 shares	1,182,364	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,846,580 and 190,390,703 shares	7,634	7,594
Additional capital	8,052,793	8,263,291
Earnings less than distributions	(4,142,249)	(4,009,395)
Accumulated other comprehensive income	57,700	65,115
Total shareholders' equity	5,158,242	5,509,064
Noncontrolling interests in consolidated subsidiaries	178,969	196,222
Total equity	5,337,211	5,705,286
	$15,998,608	$16,187,665
See notes to the consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2024	2023	2022
REVENUES:
Rental revenues	$1,568,806	$1,607,486	$1,607,685
Fee and other income	218,880	203,677	192,310
Total revenues	1,787,686	1,811,163	1,799,995
EXPENSES:
Operating	(927,796)	(905,158)	(873,911)
Depreciation and amortization	(447,500)	(434,273)	(504,502)
General and administrative	(148,520)	(162,883)	(133,731)
(Expense) benefit from deferred compensation plan liability	(12,638)	(12,162)	9,617
Transaction related costs, impairment losses and other	(5,242)	(50,691)	(31,722)
Total expenses	(1,541,696)	(1,565,167)	(1,534,249)

Income (loss) from partially owned entities	112,464	38,689	(461,351)
Interest and other investment income, net	45,974	43,287	23,410
Income (loss) from deferred compensation plan assets	12,638	12,162	(9,617)
Interest and debt expense	(390,269)	(349,223)	(279,765)
Net gains on disposition of wholly owned and partially owned assets	16,048	71,199	100,625
Income (loss) before income taxes	42,845	62,110	(360,952)
Income tax expense	(22,729)	(29,222)	(21,660)
Net income (loss)	20,116	32,888	(382,612)
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	51,131	75,967	5,737
Operating Partnership	(860)	(3,361)	30,376
Net income (loss) attributable to Vornado	70,387	105,494	(346,499)
Preferred share dividends	(62,112)	(62,116)	(62,116)
NET INCOME (LOSS) attributable to common shareholders	$8,275	$43,378	$(408,615)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.04	$0.23	$(2.13)
Weighted average shares outstanding	190,539	191,005	191,775

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.04	$0.23	$(2.13)
Weighted average shares outstanding	196,626	191,856	191,775
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Net income (loss)	$20,116	$32,888	$(382,612)
Other comprehensive (loss) income:
Other comprehensive (loss) income of nonconsolidated subsidiaries	(6,992)	(8,286)	18,874
Change in fair value of interest rate swaps and other	947	(112,051)	190,493
Comprehensive income (loss)	14,071	(87,449)	(173,245)
Less comprehensive loss attributable to noncontrolling interests	48,876	85,665	19,247
Comprehensive income (loss) attributable to Vornado	$62,947	$(1,784)	$(153,998)
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado	—	—	—	—	—	70,387	—	—	70,387
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(19,964)	(19,964)
Dividends on common shares ($0.74 per share)	—	—	—	—	—	(141,103)	—	—	(141,103)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(62,112)	—	—	(62,112)
Common shares issued upon redemption of Class A units, at redemption value	—	—	449	18	15,894	—	—	—	15,912
Conversion of Series A preferred shares to common shares	(4)	(95)	7	—	95	—	—	—	—
Contributions	—	—	—	—	—	—	—	1,961	1,961
Distributions	—	—	—	—	—	—	—	(1,339)	(1,339)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(6,992)	—	(6,992)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	947	—	947
Redeemable Class A unit measurement adjustment	—	—	—	—	(226,612)	—	26	—	(226,586)
Other comprehensive loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	693	—	693
Consolidated subsidiaries	—	—	—	—	—	—	(2,087)	2,087	—
Other	—	—	—	22	125	(26)	(2)	2	121
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	105,494	—	—	105,494
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(36,582)	(36,582)
Dividends on common shares ($0.675 per share)	—	—	—	—	—	(129,066)	—	—	(129,066)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(62,116)	—	—	(62,116)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	539	21	8,468	—	—	—	8,489
Under dividend reinvestment plan	—	—	11	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	24,033	24,033
Distributions	—	—	—	—	—	—	—	(21,526)	(21,526)
Deferred compensation shares and options	—	—	(2)	—	321	(25)	—	—	296
Repurchase of common shares	—	—	(2,024)	(81)	—	(29,102)	—	—	(29,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(8,286)	—	(8,286)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(112,051)	—	(112,051)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	—	(135,540)	—	(2,574)	—	(138,114)
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	9,340	—	9,340
Consolidated subsidiaries	—	—	—	—	—	—	3,719	(3,719)	—
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(2,636)	(2,636)
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amounts)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net loss attributable to Vornado	—	—	—	—	—	(346,499)	—	—	(346,499)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	3,931	3,931
Dividends on common shares ($2.12 per share)	—	—	—	—	—	(406,562)	—	—	(406,562)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(62,116)	—	—	(62,116)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	117	5	3,519	—	—	—	3,524
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	28	1	877	—	—	—	878
Contributions	—	—	—	—	—	—	—	5,609	5,609
Distributions	—	—	—	—	—	—	—	(54,388)	(54,388)
Deferred compensation shares and options	—	—	(2)	—	588	(85)	—	—	503
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	18,874	—	18,874
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	190,494	—	190,494
Redeemable Class A unit measurement adjustment	—	—	—	—	221,145	—	—	—	221,145
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(14,250)	—	(14,250)
Consolidated subsidiaries	—	—	—	—	—	—	(2,616)	2,616	—
Other	—	—	—	—	(1)	2	(1)	(8)	(8)
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$20,116	$32,888	$(382,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	469,423	457,574	526,306
Distributions of income from partially owned entities	142,880	172,873	184,501
Equity in net (income) loss of partially owned entities	(112,464)	(38,689)	461,351
Amortization of interest rate cap premiums	41,745	10,989	430
Stock-based compensation expense	30,172	43,201	29,249
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(71,199)	(100,625)
Change in deferred tax liability	13,008	17,020	14,005
Straight-lining of rents	(5,086)	(8,808)	(46,177)
Amortization of below-market leases, net	(3,035)	(5,268)	(5,178)
Real estate impairment losses	—	45,007	19,098
Credit losses on investments	—	8,269	—
Net realized and unrealized (gain) loss on real estate fund investments	—	(1,861)	2,589
Return of capital from real estate fund investments	—	1,861	5,141
Other non-cash adjustments	13,995	9,874	3,532
Changes in operating assets and liabilities:
Tenant and other receivables	4,704	9,379	(4,437)
Prepaid assets	(8,346)	(12,854)	104,186
Other assets	(74,420)	(79,110)	(34,615)
Lease liabilities	16,900	17,582	15,658
Accounts payable and accrued expenses	(6,800)	10,723	5,718
Other liabilities	10,979	28,701	824
Net cash provided by operating activities	537,723	648,152	798,944

Cash Flows from Investing Activities:
Development costs and construction in progress	(242,874)	(552,701)	(737,999)
Additions to real estate	(222,739)	(211,899)	(159,796)
Investments in partially owned entities	(115,357)	(57,297)	(33,172)
Investment in loan receivable	(50,000)	—	—
Proceeds from sale of condominium units at 220 Central Park South	31,605	24,484	88,019
Proceeds from sales of real estate	2,000	123,519	373,264
Proceeds from maturities of U.S. Treasury bills	—	468,598	597,499
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000	—
Acquisitions of real estate and other	—	(33,145)	(3,000)
Distributions of capital from partially owned entities	—	18,869	34,417
Deconsolidation of cash and restricted cash held by a previously consolidated entity	—	(14,216)	—
Purchase of U.S. Treasury bills	—	—	(1,066,096)
Net cash used in investing activities	(597,365)	(128,788)	(906,864)
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities:
Dividends paid on common shares	$(141,103)	$(129,066)	$(406,562)
Repayments of borrowings	(97,439)	(148,000)	(1,251,373)
Proceeds from borrowings	75,000	—	1,029,773
Dividends paid on preferred shares	(62,112)	(62,116)	(62,116)
Distributions to noncontrolling interests	(18,156)	(38,970)	(84,699)
Deferred financing costs	(13,870)	(4,424)	(32,706)
Contributions from noncontrolling interests	5,300	132,701	5,609
Repurchase of common shares	—	(29,183)	—
Other financing activity, net	57	121	800
Net cash used in financing activities	(252,323)	(278,937)	(801,274)
Net (decrease) increase in cash and cash equivalents and restricted cash	(311,965)	240,427	(909,194)
Cash and cash equivalents and restricted cash at beginning of period	1,261,584	1,021,157	1,930,351
Cash and cash equivalents and restricted cash at end of period	$949,619	$1,261,584	$1,021,157

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$997,002	$889,689	$1,760,225
Restricted cash at beginning of period	264,582	131,468	170,126
Cash and cash equivalents and restricted cash at beginning of period	$1,261,584	$1,021,157	$1,930,351

Cash and cash equivalents at end of period	$733,947	$997,002	$889,689
Restricted cash at end of period	215,672	264,582	131,468
Cash and cash equivalents and restricted cash at end of period	$949,619	$1,261,584	$1,021,157

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$322,774	$381,410	$252,371
Cash payments for income taxes	$7,608	$10,365	$7,947

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$(226,586)	$(138,114)	$221,145
Write-off of fully depreciated assets	(122,548)	(82,343)	(278,561)
Accrued capital expenditures included in accounts payable and accrued expenses	39,784	52,091	104,750
Reclassification of assets held for sale (included in "other assets")	15,279	—	—
Change in fair value of consolidated interest rate hedges and other	947	(112,051)	190,494
Initial investment in Sunset Pier 94 Joint Venture upon contribution of leasehold interest	—	50,090	—
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:
Real estate	—	21,693	—
Right-of-use assets	—	7,081	—
Lease liabilities	—	(20,692)	—
Additional estimated lease liability arising from the recognition of right-of-use asset	—	—	350,000
Reclassification of condominium units from "development costs and construction in progress" to "other assets"	—	—	32,604
See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2025, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Real Estate Recoverability Assessment – Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Partnership’s real estate properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. The recoverability assessment is determined based on projected future cash flows that utilize capitalization rates and available market information. Preparation of the Partnership’s undiscounted cash flows requires management to make significant estimates and assumptions related to future market rental rates and capitalization rates.
We identified the recoverability assessment of real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates and capitalization rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recoverability assessment of real estate properties included the following, among others:
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
•We involved our fair value specialists in providing comparable market transaction details to further evaluate management’s selected future market rental rates and capitalization rates, as applicable.
•We evaluated the reasonableness of management’s projected future cash flow analyses by performing a retrospective analysis of the Partnership’s actual results compared to the prior projected future cash flow analyses.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 10, 2025
We have served as the Partnership’s auditor since 1997.

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	As of December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$2,434,209	$2,436,221
Buildings and improvements	10,439,113	9,952,954
Development costs and construction in progress	1,097,395	1,281,076
Leasehold improvements and equipment	120,915	130,953
Total	14,091,632	13,801,204
Less accumulated depreciation and amortization	(4,025,349)	(3,752,827)
Real estate, net	10,066,283	10,048,377
Right-of-use assets	678,804	680,044
Cash and cash equivalents	733,947	997,002
Restricted cash	215,672	264,582
Tenant and other receivables	58,853	69,543
Investments in partially owned entities	2,691,478	2,610,558
Receivable arising from the straight-lining of rents	707,020	701,666
Deferred leasing costs, net of accumulated amortization of $268,532 and $249,347	354,882	355,010
Identified intangible assets, net of accumulated amortization of $75,002 and $98,589	118,215	127,082
Other assets	373,454	333,801
	$15,998,608	$16,187,665
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,676,014	$5,688,020
Senior unsecured notes, net	1,195,914	1,193,873
Unsecured term loan, net	795,948	794,559
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	749,759	732,859
Accounts payable and accrued expenses	374,013	411,044
Deferred revenue	28,424	32,199
Deferred compensation plan	114,580	105,245
Other liabilities	317,087	311,132
Total liabilities	9,826,739	9,843,931
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,850,803 and 17,000,030 units outstanding	708,408	480,251
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	711,943	483,786
Redeemable noncontrolling interest in a consolidated subsidiary	122,715	154,662
Total redeemable noncontrolling interests	834,658	638,448
Partners' equity:
Partners' capital	9,242,791	9,453,344
Earnings less than distributions	(4,142,249)	(4,009,395)
Accumulated other comprehensive income	57,700	65,115
Total partners' equity	5,158,242	5,509,064
Noncontrolling interests in consolidated subsidiaries	178,969	196,222
Total equity	5,337,211	5,705,286
	$15,998,608	$16,187,665
See notes to the consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2024	2023	2022
REVENUES:
Rental revenues	$1,568,806	$1,607,486	$1,607,685
Fee and other income	218,880	203,677	192,310
Total revenues	1,787,686	1,811,163	1,799,995
EXPENSES:
Operating	(927,796)	(905,158)	(873,911)
Depreciation and amortization	(447,500)	(434,273)	(504,502)
General and administrative	(148,520)	(162,883)	(133,731)
(Expense) benefit from deferred compensation plan liability	(12,638)	(12,162)	9,617
Transaction related costs, impairment losses and other	(5,242)	(50,691)	(31,722)
Total expenses	(1,541,696)	(1,565,167)	(1,534,249)

Income (loss) from partially owned entities	112,464	38,689	(461,351)
Interest and other investment income, net	45,974	43,287	23,410
Income (loss) from deferred compensation plan assets	12,638	12,162	(9,617)
Interest and debt expense	(390,269)	(349,223)	(279,765)
Net gains on disposition of wholly owned and partially owned assets	16,048	71,199	100,625
Income (loss) before income taxes	42,845	62,110	(360,952)
Income tax expense	(22,729)	(29,222)	(21,660)
Net income (loss)	20,116	32,888	(382,612)
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	51,131	75,967	5,737
Net income (loss) attributable to Vornado Realty L.P.	71,247	108,855	(376,875)
Preferred unit distributions	(62,227)	(62,231)	(62,231)
NET INCOME (LOSS) attributable to Class A unitholders	$9,020	$46,624	$(439,106)

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.03	$0.22	$(2.15)
Weighted average units outstanding	204,981	205,105	205,315

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.03	$0.22	$(2.15)
Weighted average units outstanding	211,068	205,956	205,315
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Net income (loss)	$20,116	$32,888	$(382,612)
Other comprehensive (loss) income:
Other comprehensive (loss) income of nonconsolidated subsidiaries	(6,992)	(8,286)	18,874
Change in fair value of interest rate swaps and other	947	(112,051)	190,493
Comprehensive income (loss)	14,071	(87,449)	(173,245)
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	49,043	79,686	3,121
Comprehensive income (loss) attributable to Vornado Realty L.P.	$63,114	$(7,763)	$(170,124)
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado Realty L.P.	—	—	—	—	71,247	—	—	71,247
Net income attributable to redeemable partnership units	—	—	—	—	(860)	—	—	(860)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(19,964)	(19,964)
Distributions to Vornado ($0.74 per unit)	—	—	—	—	(141,103)	—	—	(141,103)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(62,112)	—	—	(62,112)
Class A units redeemed for common shares	—	—	449	15,912	—	—	—	15,912
Conversion of Series A preferred units to common shares	(4)	(95)	7	95	—	—	—	—
Contributions	—	—	—	—	—	—	1,961	1,961
Distributions	—	—	—	—	—	—	(1,339)	(1,339)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(6,992)	—	(6,992)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	947	—	947
Redeemable Class A unit measurement adjustment	—	—	—	(226,612)	—	26	—	(226,586)
Other comprehensive loss (income) attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	693	—	693
Consolidated subsidiaries	—	—	—	—	—	(2,087)	2,087	—
Other	—	—	—	147	(26)	(2)	2	121
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	108,855	—	—	108,855
Net income attributable to redeemable partnership units	—	—	—	—	(3,361)	—	—	(3,361)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(36,582)	(36,582)
Distributions to Vornado ($0.675 per unit)	—	—	—	—	(129,066)	—	—	(129,066)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(62,116)	—	—	(62,116)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	539	8,489	—	—	—	8,489
Under Vornado's dividend reinvestment plan	—	—	11	146	—	—	—	146
Contributions	—	—	—	—	—	—	24,033	24,033
Distributions	—	—	—	—	—	—	(21,526)	(21,526)
Deferred compensation units and options	—	—	(2)	321	(25)	—	—	296
Repurchase of Class A units owned by Vornado	—	—	(2,024)	(81)	(29,102)	—	—	(29,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(8,286)	—	(8,286)
Change in fair value of interest rate swaps and other	—	—	—	—	—	(112,051)	—	(112,051)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	(135,540)	—	(2,574)	—	(138,114)
Other comprehensive income attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	9,340	—	9,340
Consolidated subsidiaries	—	—	—	—	—	3,719	(3,719)	—
Deconsolidation of partially owned entity	—	—	—	—	—	—	(2,636)	(2,636)
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amounts)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(376,875)	—	—	(376,875)
Net loss attributable to redeemable partnership units	—	—	—	—	30,376	—	—	30,376
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	3,931	3,931
Distributions to Vornado ($2.12 per unit)	—	—	—	—	(406,562)	—	—	(406,562)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(62,116)	—	—	(62,116)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	117	3,524	—	—	—	3,524
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	28	878	—	—	—	878
Contributions	—	—	—	—	—	—	5,609	5,609
Distributions	—	—	—	—	—	—	(54,388)	(54,388)
Deferred compensation units and options	—	—	(2)	588	(85)	—	—	503
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	18,874	—	18,874
Change in fair value of interest rate swaps and other	—	—	—	—	—	190,494	—	190,494
Redeemable Class A unit measurement adjustment	—	—	—	221,145	—	—	—	221,145
Other comprehensive income attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	(14,250)	—	(14,250)
Consolidated subsidiaries	—	—	—	—	—	(2,616)	2,616	—
Other	—	—	—	(1)	2	(1)	(8)	(8)
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$20,116	$32,888	$(382,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	469,423	457,574	526,306
Distributions of income from partially owned entities	142,880	172,873	184,501
Equity in net (income) loss of partially owned entities	(112,464)	(38,689)	461,351
Amortization of interest rate cap premiums	41,745	10,989	430
Stock-based compensation expense	30,172	43,201	29,249
Net gains on disposition of wholly owned and partially owned assets	(16,048)	(71,199)	(100,625)
Change in deferred tax liability	13,008	17,020	14,005
Straight-lining of rents	(5,086)	(8,808)	(46,177)
Amortization of below-market leases, net	(3,035)	(5,268)	(5,178)
Real estate impairment losses	—	45,007	19,098
Credit losses on investments	—	8,269	—
Net realized and unrealized (gain) loss on real estate fund investments	—	(1,861)	2,589
Return of capital from real estate fund investments	—	1,861	5,141
Other non-cash adjustments	13,995	9,874	3,532
Changes in operating assets and liabilities:
Tenant and other receivables	4,704	9,379	(4,437)
Prepaid assets	(8,346)	(12,854)	104,186
Other assets	(74,420)	(79,110)	(34,615)
Lease liabilities	16,900	17,582	15,658
Accounts payable and accrued expenses	(6,800)	10,723	5,718
Other liabilities	10,979	28,701	824
Net cash provided by operating activities	537,723	648,152	798,944

Cash Flows from Investing Activities:
Development costs and construction in progress	(242,874)	(552,701)	(737,999)
Additions to real estate	(222,739)	(211,899)	(159,796)
Investments in partially owned entities	(115,357)	(57,297)	(33,172)
Investment in loan receivable	(50,000)	—	—
Proceeds from sale of condominium units at 220 Central Park South	31,605	24,484	88,019
Proceeds from sales of real estate	2,000	123,519	373,264
Proceeds from maturities of U.S. Treasury bills	—	468,598	597,499
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	105,000	—
Acquisitions of real estate and other	—	(33,145)	(3,000)
Distributions of capital from partially owned entities	—	18,869	34,417
Deconsolidation of cash and restricted cash held by a previously consolidated entity	—	(14,216)	—
Purchase of U.S. Treasury bills	—	—	(1,066,096)
Net cash used in investing activities	(597,365)	(128,788)	(906,864)
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities:
Distributions to Vornado	$(141,103)	$(129,066)	$(406,562)
Repayments of borrowings	(97,439)	(148,000)	(1,251,373)
Proceeds from borrowings	75,000	—	1,029,773
Distributions to preferred unitholders	(62,112)	(62,116)	(62,116)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(18,156)	(38,970)	(84,699)
Deferred financing costs	(13,870)	(4,424)	(32,706)
Contributions from noncontrolling interests in consolidated subsidiaries	5,300	132,701	5,609
Repurchase of Class A units owned by Vornado	—	(29,183)	—
Other financing activity, net	57	121	800
Net cash used in financing activities	(252,323)	(278,937)	(801,274)
Net (decrease) increase in cash and cash equivalents and restricted cash	(311,965)	240,427	(909,194)
Cash and cash equivalents and restricted cash at beginning of period	1,261,584	1,021,157	1,930,351
Cash and cash equivalents and restricted cash at end of period	$949,619	$1,261,584	$1,021,157

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$997,002	$889,689	$1,760,225
Restricted cash at beginning of period	264,582	131,468	170,126
Cash and cash equivalents and restricted cash at beginning of period	$1,261,584	$1,021,157	$1,930,351

Cash and cash equivalents at end of period	$733,947	$997,002	$889,689
Restricted cash at end of period	215,672	264,582	131,468
Cash and cash equivalents and restricted cash at end of period	$949,619	$1,261,584	$1,021,157

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$322,774	$381,410	$252,371
Cash payments for income taxes	$7,608	$10,365	$7,947

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$(226,586)	$(138,114)	$221,145
Write-off of fully depreciated assets	(122,548)	(82,343)	(278,561)
Accrued capital expenditures included in accounts payable and accrued expenses	39,784	52,091	104,750
Reclassification of assets held for sale (included in "other assets")	15,279	—	—
Change in fair value of consolidated interest rate hedges and other	947	(112,051)	190,494
Initial investment in Sunset Pier 94 Joint Venture upon contribution of leasehold interest	—	50,090	—
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:			—
Real estate	—	21,693	—
Right-of-use assets	—	7,081	—
Lease liabilities	—	(20,692)	—
Additional estimated lease liability arising from the recognition of right-of-use asset	—	—	350,000
Reclassification of condominium units from "development costs and construction in progress" to "other assets"	—	—	32,604
See notes to consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of December 31, 2024. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We currently own all or portions of:
New York:
•56 Manhattan operating properties consisting of:
•20.1 million square feet of office space in 30 of the properties;
•2.4 million square feet of street retail space in 49 of the properties;
•1,330 units in two Manhattan residential properties;
•Multiple development sites, including 350 Park Avenue, Sunset Pier 94 Studios, the Hotel Pennsylvania site (PENN 15) and other PENN District sites;
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
Recently Issued Accounting Literature
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this update effective December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on our disclosures.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.     Basis of Presentation and Significant Accounting Policies - continued
Recently Issued Accounting Literature - continued
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.
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
Restricted Cash: Restricted cash consists of cash escrowed under loan agreements (including for debt service, real estate taxes, property insurance, leasing costs and capital improvements), security deposits, cash restricted for the purposes of facilitating a Section 1031 Like-Kind exchange and cash restricted in connection with our deferred compensation plan.
Deferred Charges: Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest rate method, over the terms of the related agreements as a component of interest expense. Direct and incremental costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases.

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
•We recognize amortization of acquired below-market leases as an increase to rental revenues and amortization of acquired above-market leases as a decrease to rental revenues over the term of the lease (see Note 7 - Identified Intangible Assets and Liabilities).
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.    Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Income Taxes: Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its REIT taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the years ended December 31, 2024, 2023 and 2022 were characterized, for federal income tax purposes, as ordinary income under Section 199A of the Internal Revenue Code.
We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. The Farley Building and our 220 Central Park South (“220 CPS”) condominium project are held through taxable REIT subsidiaries.
As of December 31, 2024 and 2023, our taxable REIT subsidiaries had deferred tax assets, net of valuation allowances, of $6,142,000 and $7,557,000, respectively, which are included in “other assets” on our consolidated balance sheets. As of December 31, 2024 and 2023, our taxable REIT subsidiaries had deferred tax liabilities of $84,877,000 and $74,721,000, respectively, which are included in "other liabilities" on our consolidated balance sheets. The deferred tax assets relate to net operating loss carry forwards and temporary differences between the book and tax basis of our assets. The deferred tax liabilities relate to temporary differences between the book and tax basis of our assets.
As of December 31, 2024, our taxable REIT subsidiaries have an estimated $181,000,000 of federal net operating loss ("NOL") carryforwards and $246,000,000 of state and local NOL carryforwards, which are reduced by valuation allowances of $162,000,000 for federal NOL carryforwards and $246,000,000 for state and local NOL carryforwards. The NOL carryforwards are subject to certain limitations.
For the year ended December 31, 2024, we recognized $22,729,000 of income tax expense based on an effective tax rate of approximately 53.0%. For the years ended December 31, 2023 and 2022, we recognized $29,222,000 and $21,660,000 of income tax expense, based on effective tax rates of approximately 47.0% and negative 6.0%, respectively. Income tax expense recorded in each of the years primarily relates to our consolidated taxable REIT subsidiaries, and certain state, local, and franchise taxes. The year ended December 31, 2024 included $14,353,000 of income tax expense resulting from book to tax differences (primarily straight-line rent adjustments and depreciation) on our investment in The Farley Building and $2,106,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2023 included $11,722,000 of income tax expense resulting from book to tax differences on our investment in The Farley Building and $2,168,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2022 included $13,665,000 of income tax expense resulting from book to tax differences on our investment in The Farley Building and $6,016,000 of income tax expense recognized on the sale of 220 CPS condominium units. The Company has no uncertain tax positions recognized as of December 31, 2024 and 2023.
The Operating Partnership’s partners are required to report their respective share of taxable income on their individual tax returns.
The estimated taxable income attributable to Vornado common shareholders (unaudited) for the years ended December 31, 2024, 2023 and 2022 was approximately $145,630,000, $102,903,000, and $398,644,000, respectively. The book to tax differences between net income (loss) and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gain or loss from the sale of real estate and other capital transactions, impairment losses, straight-line rent adjustments, stock option expense and repairs expense related to the tangible property regulations.
 The net basis of Vornado’s assets and liabilities for tax reporting purposes is approximately $1.4 billion lower than the amounts reported in Vornado’s consolidated balance sheet as of December 31, 2024.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the years ended December 31, 2024, 2023 and 2022 is set forth in Note 22 - Segment Information.

(Amounts in thousands)	For the Year Ended December 31, 2024
	Total	New York	Other
Property rentals	$1,486,503	$1,215,854	$270,649
Trade shows	21,541	—	21,541
Lease revenues(1)	1,508,044	1,215,854	292,190
Tenant services	41,549	29,344	12,205
Parking revenues	19,213	15,228	3,985
Rental revenues	1,568,806	1,260,426	308,380
BMS cleaning fees	149,225	159,903	(10,678)	(2)
Management and leasing fees	14,680	15,443	(763)
Other income	54,975	36,225	18,750
Fee and other income	218,880	211,571	7,309
Total revenues	$1,787,686	$1,471,997	$315,689

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Property rentals	$1,523,890	$1,222,229	$301,661	(3)
Trade shows	20,781	—	20,781
Lease revenues(1)	1,544,671	1,222,229	322,442
Tenant services	42,460	31,086	11,374
Parking revenues	20,355	16,502	3,853
Rental revenues	1,607,486	1,269,817	337,669
BMS cleaning fees	141,937	151,608	(9,671)	(2)
Management and leasing fees	13,040	13,619	(579)
Other income	48,700	17,114	31,586
Fee and other income	203,677	182,341	21,336
Total revenues	$1,811,163	$1,452,158	$359,005
____________________
See notes on following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Revenue Recognition - continued

(Amounts in thousands)	For the Year Ended December 31, 2022
	Total	New York	Other
Property rentals	$1,510,648	$1,230,851	$279,797
Trade shows	32,669	—	32,669
Lease revenues(1)	1,543,317	1,230,851	312,466
Tenant services	45,211	33,351	11,860
Parking revenues	19,157	15,979	3,178
Rental revenues	1,607,685	1,280,181	327,504
BMS cleaning fees	137,673	146,530	(8,857)	(2)
Management and leasing fees	11,039	11,645	(606)
Other income	43,598	11,086	32,512
Fee and other income	192,310	169,261	23,049
Total revenues	$1,799,995	$1,449,442	$350,553
________________________________________
(1)The components of lease revenues were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Fixed billings	$1,358,256	$1,387,731	$1,376,527
Variable billings	153,011	150,045	122,947
Total contractual operating lease billings	1,511,267	1,537,776	1,499,474
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	(3,223)	6,895	43,843
Lease revenues	$1,508,044	$1,544,671	$1,543,317
(2)Represents the elimination of BMS cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.
(3)2023 includes the receipt of a $21,350 tenant settlement, of which $6,405 is attributable to noncontrolling interests.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of December 31, 2024, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
We also own $1.828 billion aggregate liquidation preference of preferred equity interests in certain of the Properties. The preferred equity had an annual coupon of 4.25% until April 2024. In April 2024, it increased to 4.75% for a five year period and will then be based on a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
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
As of December 31, 2024, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $803,757,000, the basis difference primarily resulting from the non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Retail Services LLC, and exclusively provide leasing services for the office space. We recognized property management fee income, included in "fee and other income" on our consolidated statements of income, of $4,276,000, $4,587,000 and $4,397,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
Wholly owned subsidiaries of Vornado provide cleaning, security and engineering services at certain Properties. We recognized income for these services, included in "fee and other income" on our consolidated statements of income, of $4,624,000, $4,499,000 and $4,571,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of December 31, 2024 and 2023, Alexander’s owed us an aggregate of $1,159,000 and $715,000, respectively, pursuant to such agreements.
As of December 31, 2024, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s December 31, 2024 closing share price of $200.06, was $330,913,000, or $262,421,000 in excess of the carrying amount on our consolidated balance sheet. As of December 31, 2024, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $29,272,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $376,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. In addition, we are entitled to a development fee of 6% of development costs, as defined.
We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Under the agreements in effect prior to May 1, 2024, in the event third-party real estate brokers were used, the fees due to us increased by 1% and we were responsible for the payment of fees to the third-party real estate brokers (“Third Party Lease Commissions”). On May 1, 2024, our Board of Trustees approved amendments to the leasing agreements, subject to applicable consents from Alexander’s lenders, pursuant to which Alexander’s is directly responsible for any Third-Party Lease Commissions and, in such circumstances, our fee is one-third of the applicable Third-Party Lease Commissions.
Wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties. During the years ended December 31, 2024, 2023 and 2022, we recognized $4,611,000, $4,629,000 and $4,601,000 of income, respectively, for these.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.     Investments in Partially Owned Entities – continued
280 Park Avenue
On April 4, 2024, a joint venture, in which we have a 50% interest, amended and extended the $1,075,000,000 mortgage loan on 280 Park Avenue. The maturity date on the amended loan was extended to September 2026, with options to fully extend to September 2028, subject to certain conditions. The interest rate on the amended loan remains at SOFR plus 1.78%. On July 8, 2024, the joint venture swapped the interest rate to a fixed rate of 5.84% through September 2028. Additionally, on April 4, 2024, the joint venture amended and extended the $125,000,000 mezzanine loan and subsequently repaid the loan for $62,500,000. In connection with the repayment of the mezzanine loan, we recognized our $31,215,000 share of the debt extinguishment gain which is included in “income (loss) from partially owned entities” on our consolidated statements of income.
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
Below is a schedule of our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2024	Balance as of December 31,
		2024	2023
Investments:
Fifth Avenue and Times Square JV (see page 87 for details)	51.5%	$2,235,546	$2,242,972
Partially owned office buildings/land(1)	Various	186,190	118,558
Alexander’s (see page 88 for details)	32.4%	68,492	87,510
Other equity method investments(2)	Various	201,250	161,518
		$2,691,478	$2,610,558
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(70,552)	$(69,899)
85 Tenth Avenue	49.9%	(18,978)	(11,330)
		$(89,530)	$(81,229)
_________________________________________________________________________________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.     Investments in Partially Owned Entities – continued
Below is a schedule of income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2024	For the Year Ended December 31,
		2024	2023	2022
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 87 for details):
Equity in net income(1)	51.5%	$43,451	$35,209	$55,248
Return on preferred equity, net of our share of the expense		40,668	37,416	37,416
Non-cash impairment loss		—	—	(489,859)
		84,119	72,625	(397,195)

Alexander's (see page 88 for details):
Equity in net income	32.4%	13,813	15,441	18,439
Management, leasing and development fees		5,263	5,238	4,534
Net gain on sale of land		—	16,396	—
		19,076	37,075	22,973

Partially owned office buildings(2)(3)(4)	Various	(839)	(73,589)	(110,261)

Other equity method investments(3)(5)	Various	10,108	2,578	23,132

		$112,464	$38,689	$(461,351)
________________________________________
(1)2023 includes a $5,120 accrual of default interest which was forgiven by the lender as part of the restructuring of the 697-703 Fifth Avenue loan and is being amortized over the remaining term of the restructured loan, reducing future interest expense.
(2)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)In 2023 and 2022, we recognized $50,458 and $93,353, respectively, of impairment losses.
(4)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan. See page 89 for details.
(5)Includes interests in Independence Plaza, Rosslyn Plaza and others. 2022 includes $17,185 of net gains from dispositions of two investments.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.     Investments in Partially Owned Entities – continued
Below is a summary of the debt of our partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2024	Maturity(1)	Weighted Average Interest Rate as of December 31, 2024(2)	100% Partially Owned Entities’ Debt(3) as of December 31,
				2024	2023
Mortgages Payable:
Partially owned office buildings(4)	Various	2025-2029	4.84%	$3,146,918	$3,275,098
Alexander's	32.4%	2025-2028	3.94%	996,544	1,096,544
Fifth Avenue and Times Square JV	51.5%	2028-2029	6.93%	753,194	855,476
Other(5)	Various	2025-2032	5.05%	1,311,662	1,365,954
________________________________________
(1)Assumes the exercise of as-of-right extension options.
(2)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(3)The Operating Partnership guarantees $303,000 of debt, primarily comprised of the $300,000 mortgage loan on 7 West 34th Street.
(4)Includes interests in 280 Park Avenue, 650 Madison Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(5)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,477,701,000 and $2,654,701,000 as of December 31, 2024 and 2023, respectively.
Summary of Condensed Combined Financial Information
The following is a summary of condensed combined financial information for all of our partially owned entities.

(Amounts in thousands)	As of December 31,
	2024	2023
Balance Sheet:
Assets	$11,296,000	$11,533,000
Liabilities	7,073,000	7,326,000
Noncontrolling interests	1,905,000	1,907,000
Equity	2,318,000	2,300,000

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Income Statement:
Total revenue	$1,119,000	$1,132,000	$1,189,000
Net income (loss)	33,000	34,000	(404,000)
Net loss attributable to the entities	(49,000)	(40,000)	(483,000)
5. Acquisitions
Investment in Loan
On August 6, 2024, we purchased a $50,000,000 B-Note secured by a Midtown Manhattan property at par. The B-Note, together with the $35,000,000 A-Note, is in default. The B-Note accrues interest at 5.25% plus 4.00% default interest. The $50,000,000 B-Note investment was recorded to “other assets” on our consolidated balance sheets.
6.    Dispositions
220 Central Park South
During the year ended December 31, 2024, we closed on the sale of two condominium units at 220 Central Park South (“220 CPS”) for net proceeds of $31,605,000, resulting in a financial statement net gain of $15,175,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,106,000 of income tax expense was recognized on our consolidated statements of income. As of December 31, 2024, four units remain unsold, with a carrying value of $21,552,000 which is included in "other assets” on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.     Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of December 31,
	2024	2023
Identified intangible assets:
Gross amount	$193,217	$225,671
Accumulated amortization	(75,002)	(98,589)
Total, net	$118,215	$127,082
Identified intangible liabilities (included in deferred revenue):
Gross amount	$134,499	$206,771
Accumulated amortization	(110,982)	(178,282)
Total, net	$23,517	$28,489
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $3,035,000, $5,268,000 and $5,178,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2025 is below:

(Amounts in thousands)
2025	$387
2026	290
2027	(249)
2028	(150)
2029	(119)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $6,930,000, $8,342,000 and $10,516,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2025 is below:

(Amounts in thousands)
2025	$5,719
2026	5,615
2027	5,308
2028	4,175
2029	3,660
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.     Debt – continued
606 Broadway
On September 5, 2024, the $74,119,000 non-recourse mortgage loan on 606 Broadway, in which we hold a 50% interest, matured and was not repaid, at which time the lender declared an event of default. As of December 31, 2024, the property has a carrying value of $53,886,000, which is after an impairment charge recorded in the fourth quarter of 2023. We consolidate the joint venture. The loan currently bears interest at a floating rate of SOFR plus 1.91% (6.39% as of December 31, 2024) and provides for additional default interest of 3.00%.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of December 31, 2024(1)		Balance as of December 31,
			2024	2023
Mortgages Payable:
Fixed rate(2)	4.63%		$4,591,400	$4,518,200
Variable rate(3)	6.01%	(4)	1,115,776	1,211,415
Total	4.90%		5,707,176	5,729,615
Deferred financing costs, net and other			(31,162)	(41,595)
Total, net			$5,676,014	$5,688,020
Unsecured Debt:
Senior unsecured notes	3.02%		$1,200,000	$1,200,000
Deferred financing costs, net and other			(4,086)	(6,127)
Senior unsecured notes, net			1,195,914	1,193,873

Unsecured term loan	4.67%		800,000	800,000
Deferred financing costs, net and other			(4,052)	(5,441)
Unsecured term loan, net			795,948	794,559

Unsecured revolving credit facilities	3.88%		575,000	575,000

Total, net			$2,566,862	$2,563,432
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of December 31, 2024, $960,000 of our variable rate debt was subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average strike rate of 4.79% and a weighted average remaining term of four months.
(4)Includes additional 3.00% default interest on the 606 Broadway mortgage loan.
The net carrying amount of properties collateralizing the above indebtedness amounted to $5.9 billion as of December 31, 2024.
As of December 31, 2024, the principal maturities of mortgages payable and unsecured debt, including as-of-right extension options, for the next five years and thereafter are presented below. The below excludes the $74,119,000 mortgage loan on 606 Broadway which is in maturity default. See above for further details.

(Amounts in thousands)	Mortgages Payable	Unsecured Debt
Year Ended December 31,
2025	$878,057	$450,000	(1)
2026	525,000	400,000
2027	1,580,000	1,375,000
2028	2,300,000	—
2029	—	—
Thereafter	350,000	350,000
________________________________________
(1) We repaid our $450,000 3.50% senior unsecured notes on their January 15, 2025 maturity date.

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
Below are the details of redeemable noncontrolling partnership units.

(Amounts in thousands, except units and per unit amounts)	Balance as of December 31,				Units Outstanding as of December 31,		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate
Unit Series	2024		2023		2024	2023
Common:
Class A units held by third parties	$708,408	(1)	$480,251	(1)	16,850,803	17,000,030	n/a	$0.74

Perpetual Preferred/Redeemable Preferred:
3.25% D-17 Cumulative Redeemable(2)	$3,535		$3,535		141,400	141,400	$25.00	$0.8125
________________________________________
(1)Balance reflects the redemption value which is based on Vornado’s quarter-end closing common share price.
(2)Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; Vornado, at its option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at Vornado's option at any time.
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023
Beginning balance	$483,786	$348,692
Net income	860	3,361
Other comprehensive loss	(693)	(9,340)
Distributions	(12,698)	(10,783)
Redemption of Class A units for Vornado common shares, at redemption value	(15,912)	(8,489)
Redeemable Class A unit measurement adjustment	226,586	138,114
Other, net	30,014	22,231
Ending balance	$711,943	$483,786
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of "other liabilities" on our consolidated balance sheets and aggregated $49,684,000 and $49,386,000 as of December 31, 2024 and 2023, respectively. Changes in the value from period-to-period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest, developed and owns the Farley Building (the "Farley Project"). As of December 31, 2024, a historic tax credit investor (the "Tax Credit Investor") has funded $208,407,000 of capital contributions to the Farley Project in connection with the development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period-to-period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the years ended December 31, 2024 and 2023.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Interest in a Consolidated Subsidiary - continued
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023
Beginning balance	$154,662	$88,040
Net loss	(31,167)	(39,385)
Distributions	(4,119)	(6,661)
Contributions	3,339	112,668
Ending balance	$122,715	$154,662
10.     Shareholders' Equity/Partners' Capital
Common Shares (Vornado Realty Trust)
As of December 31, 2024, there were 190,846,580 common shares outstanding. During 2024, we paid an aggregate of $141,103,000 of common dividends at an annual rate of $0.74 per share.
Class A Units (Vornado Realty L.P.)
As of December 31, 2024, there were 190,846,580 Class A units outstanding that were held by Vornado. These units are classified as “partners’ capital” on the consolidated balance sheets of the Operating Partnership. As of December 31, 2024, there were 16,850,803 Class A units outstanding, that were held by third parties. These units are classified outside of “partners’ capital” as “redeemable partnership units” on the consolidated balance sheets of the Operating Partnership (see Note 9 – Redeemable Noncontrolling Interests). During 2024, the Operating Partnership paid an aggregate of $141,103,000 of distributions to Vornado at an annual rate of $0.74 per unit.
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
During the year ended December 31, 2024, no shares were repurchased. In total, Vornado has repurchased 2,024,495 common shares for $29,143,000 at an average price per share of $14.40. As of December 31, 2024, $170,857,000 remained available and authorized for repurchases.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.     Shareholders' Equity/Partners' Capital - continued
Preferred Shares/Units
The following table sets forth the details of our preferred shares of beneficial interest and the preferred units of the Operating Partnership outstanding as of December 31, 2024 and 2023. During 2024, we paid $62,112,000 in preferred dividends.

(Amounts in thousands, except share/unit and per share/per unit amounts)
			Per Share/Unit
Preferred Shares/Units	Balance	Shares/Units Outstanding	Liquidation Preference	Annual Dividend/ Distribution(1)
Convertible Preferred:
6.5% Series A: authorized 12,902 shares/units(2)	$825	9,180	$50.00	$3.25
Cumulative Redeemable Preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	290,306	12,000,000	25.00	1.35
5.25% Series M: authorized 13,800,000 shares/units	308,946	12,780,000	25.00	1.3125
5.25% Series N: authorized 12,000,000 shares/units	291,134	12,000,000	25.00	1.3125
4.45% Series O: authorized 12,000,000 shares/units	291,153	12,000,000	25.00	1.1125
	$1,182,364	48,789,180
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
11.     Stock-based Compensation
Vornado’s 2023 Omnibus Share Plan (the “Plan”) provides the Compensation Committee of Vornado’s Board of Trustees (the “Compensation Committee”) the ability to grant incentive and non-qualified Vornado stock options, restricted Vornado common shares, restricted Operating Partnership units (“LTIP Units”), out-performance plan awards (“OPP Units”), appreciation-only long-term incentive plan units (“AO LTIP Units”), performance conditioned appreciation-only long-term incentive plan units (“Performance AO LTIP Units”), and long-term performance plan units (“LTPP Units”) to certain of our employees and officers.
Under the Plan, awards may be granted up to a maximum 10,800,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 21,600,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are securities that have a value equivalent to the underlying Vornado common share or Class A unit of the Operating Partnership, such as restricted Vornado common shares or LTIP Units. Vornado stock options, AO LTIP Units and Performance AO LTIP Units are Not Full Value Awards; these securities require the payment of an exercise price. As of December 31, 2024, Vornado has approximately 1,261,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.
We account for forfeitures as they occur and any previously recognized compensation cost is reversed in the period that an award is forfeited. Below is a summary of our stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
LTIP Units	$14,044	$22,179	$21,086
Performance AO LTIP Units	12,774	11,426	94
LTPP Units	2,519	7,189	5,145
OPP Units	835	1,992	1,906
Vornado stock options	—	162	296
Vornado restricted stock	—	159	292
AO LTIP Units	—	94	430
	$30,172	$43,201	$29,249

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.     Stock-based Compensation - continued
Below is a summary of unrecognized stock-based compensation expense as of December 31, 2024.

(Amounts in thousands)	As of December 31, 2024	Weighted-Average Remaining Amortization Period
Performance AO LTIP Units	$24,342	1.7
LTIP Units	17,492	1.5
LTPP Units	2,486	1.2
OPP Units	371	1.0
	$44,691	1.6
LTPP Units
LTPP Units are multi-year, LTIP units-based performance equity compensation plans. Awards granted under the LTPP are bifurcated between operational performance (50%) and relative performance (50%) measurements and may be earned at specified threshold, target and maximum levels.
The operational component awards may be earned based on Vornado’s operational performance in the following categories:
•FFO, as adjusted per share (75% weighting); and
•Sustainability performance metrics consisting of greenhouse emissions reductions, GRESB score and Green Building Certification (LEED) achievements (aggregate 25% weighting).
Any LTPP award units tentatively earned based on Vornado’s operational performance are subject to an absolute return modifier pursuant to which such award units are subject to a potential reduction (but not increase) of up to 30% if Vornado’s three-year total shareholder return (“TSR”) is below specified levels.
Awards under relative components may be earned based on Vornado’s three-year TSR, measured against the Dow Jones U.S. Real Estate Office Index (50% weighting) and a Northeast peer group custom index (50% weighting). Awards earned under the relative component of the LTPP are subject to reductions of up to 30% if Vornado’s three-year TSR is below specified levels.
If the designated performance objectives are achieved, awards earned under the 2023 LTPP will vest 50% in January 2026 and 50% in January 2027. For the 2022 LTPP, 50% of the awards earned vested in January 2025 and the remaining 50% will vest in January 2026. In addition, the Chief Executive Officer is required to hold any earned and vested awards for three years following each such vesting date and all other award recipients are required to hold such awards for one year following each such vesting date. Dividends on awards granted under the LTPP accrue during the applicable performance period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.
There were no LTPP Units granted during the year ended December 31, 2024. LTPP Units granted during the years ended December 31, 2023 and 2022 had grant date fair values of $9,491,000 and $7,847,000, respectively. During the years ended December 31, 2023 and 2022, $4,670,000 and $4,033,000, respectively, was immediately expensed on the respective grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).
In total, 240,027 units were earned under the 2022 LTPP plan, which includes 168,371 units earned in February 2025.
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
There have been no OPP units granted since 2021.
In February 2025, 827,644 units were earned under the 2021 OPP plan.

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
Below is a summary of Vornado’s stock option activity for the year ended December 31, 2024.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2023	158,101	$65.52
Expired	(18,684)	66.18
Outstanding as of December 31, 2024	139,417	$65.44	3.43
Options exercisable as of December 31, 2024	139,417	$65.44	3.43
There were no Vornado stock options granted during the years ended December 31, 2024, 2023 and 2022.
There were no Vornado stock options exercised during the years ended December 31, 2024 and 2023. Cash received from Vornado stock option exercises for the year ended December 31, 2022 was $7,000. The total intrinsic value of Vornado stock options exercised during the year ended December 31, 2022 was $842. As of December 31, 2024, the aggregate intrinsic value of outstanding and exercisable Vornado stock options was $132,527.
Performance AO LTIP Units
Performance AO LTIP Units are AO LTIP Units that require the achievement of certain performance conditions by a specified date or they are forfeited. If the performance conditions are met, once vested, the awards may be converted into Class A Operating Partnership units in the same manner as AO LTIP Units until ten years from the date of grant.
On June 29, 2023, the Committee granted 14,368,750 Performance AO LTIP Units to a broad group of employees of the Company including its named executive officers. Each Performance AO LTIP Unit is potentially convertible into a number of Class A Units, determined by reference to the excess of the closing market price of Vornado common shares on the NYSE on the date of conversion over $16.87. During 2024, the performance conditions under the 2023 Performance AO LTIP plan were satisfied in full following a greater than 75% increase in the share price above the grant date share price. As of December 31, 2024, the aggregate intrinsic value of outstanding Performance AO LTIP Units was $360,416,000. The 2023 Performance AO LTIP units remain subject to time-based vesting requirements.
The 2023 Performance AO LTIP Units will vest with respect to 20% on the 3rd anniversary of the Grant Date, and the remaining 80% will vest on the 4th anniversary of the Grant Date, subject to the recipient’s continued employment with the Company.
Performance AO LTIP Units granted during the year ended December 31, 2023 had a fair value of $48,710,000. The fair value of each Performance AO LTIP Unit granted was estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the year ended December 31, 2023:

Expected volatility	33%
Risk free interest rate	4%
Expected dividend yield	6%
Below is a summary of Performance AO LTIP Units activity for the year ended December 31, 2024.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2023	14,368,750	$16.87
Forfeited	(49,500)	—
Outstanding as of December 31, 2024	14,319,250	$16.87	8.5
Options exercisable as of December 31, 2024	—	$—	—

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
Below is a summary of AO LTIP Units activity for the year ended December 31, 2024.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2023	541,814	$59.99
Expired	(7,749)	58.22
Exercised	(4,229)	36.72
Outstanding as of December 31, 2024	529,836	$60.20	4.26
Options exercisable as of December 31, 2024	529,836	$60.20	4.26
There were no AO LTIP Units granted during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, the aggregate intrinsic value of outstanding and exercisable AO LTIP Units was $592,728.
LTIP Units
LTIP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest over a period of three to four years, and are subject to a taxable book-up event, as defined. Compensation expense related to LTIP Units is recognized ratably over the vesting period using a graded vesting attribution model. Distributions paid on unvested LTIP Units amounted to $2,160,000, $1,302,000 and $2,197,000 in the years ended December 31, 2024, 2023 and 2022, respectively.
Below is a summary of restricted LTIP unit activity for the year ended December 31, 2024.

Unvested Units	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	3,210,159	$17.24
Granted	92,109	22.84
Vested	(374,649)	28.58
Forfeited	(8,524)	14.60
Unvested as of December 31, 2024	2,919,095	15.97
LTIP Units granted in 2024, 2023 and 2022 had a fair value of $2,104,000, $45,468,000 and $15,446,000, respectively. The fair value of LTIP Units that vested during the years ended December 31, 2024, 2023 and 2022 was $10,707,000, $37,198,000 and $25,158,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.    Income (Loss) Per Share and Per Class A Unit
Vornado Realty Trust
Basic net income (loss) per common share is computed by dividing (i) net income (loss) attributable to common stockholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted income (loss) per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted income per share using the if-converted method, if the effect is dilutive. Net income (loss) is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on income (loss) per common share.

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to Vornado	$70,387	$105,494	$(346,499)
Preferred share dividends	(62,112)	(62,116)	(62,116)
Net income (loss) attributable to common shareholders	8,275	43,378	(408,615)
Distributions and earnings allocated to unvested participating securities	—	(2)	(18)
Numerator for basic and diluted income (loss) per common share	$8,275	$43,376	$(408,633)

Denominator:
Denominator for basic income (loss) per common share - weighted average shares	190,539	191,005	191,775
Effect of dilutive securities(1):
Share-based awards	6,087	851	—
Denominator for diluted income (loss) per common share - weighted average shares and assumed conversions	196,626	191,856	191,775

Income (loss) per common share:
Basic	$0.04	$0.23	$(2.13)
Diluted	$0.04	$0.23	$(2.13)
____________________
(1)The calculation of diluted income (loss) per common share for the years ended December 31, 2024, 2023, and 2022 excluded weighted average potential common shares of 1,580, 3,458, and 1,706, respectively, as their effect was antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.    Income (Loss) Per Share and Per Class A Unit – continued
Vornado Realty L.P.
Basic net income (loss) per Class A unit is computed by dividing (i) net income (loss) attributable to Class A unitholders after allocation of distributions and undistributed earnings to participating securities by (ii) the weighted average number of Class A units outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential Class A units and is computed after allocation of earnings to participating securities. VRLP’s participating securities include unvested LTIP Units and LTPP Units for which the applicable performance vesting conditions were satisfied. Equity awards subject to market and/or performance vesting conditions, including Vornado stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units, are included in the calculation of diluted income (loss) per Class A unit using the treasury stock method. Convertible securities, including Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted income per Class A unit using the if-converted method, if dilutive.

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to Vornado Realty L.P.	$71,247	$108,855	$(376,875)
Preferred unit distributions	(62,227)	(62,231)	(62,231)
Net income (loss) attributable to Class A unitholders	9,020	46,624	(439,106)
Distributions and earnings allocated to participating securities	(1,964)	(1,323)	(2,215)
Numerator for basic and diluted income (loss) per Class A unit	$7,056	$45,301	$(441,321)

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	204,981	205,105	205,315
Effect of dilutive securities(1):
Unit-based awards	6,087	851	—
Denominator for diluted income (loss) per Class A unit – weighted average units and assumed conversions	211,068	205,956	205,315

Income (loss) per Class A unit:
Basic	$0.03	$0.22	$(2.15)
Diluted	$0.03	$0.22	$(2.15)
____________________
(1)The calculation of diluted income (loss) per Class A unit for the years ended December 31, 2024, 2023, and 2022 excluded weighted average potential Class A units of 1,580, 3,458, and 1,706, respectively, as their effect was antidilutive.
13.     Variable Interest Entities
Unconsolidated VIEs
As of December 31, 2024 and 2023, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 4 – Investments in Partially Owned Entities). As of December 31, 2024 and 2023, $261,443,000 and $109,220,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs was included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of December 31, 2024, $52,530,000 was included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of December 31, 2024 and 2023 was $316,973,000 and $196,394,000, respectively.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Project and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of December 31, 2024, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,804,481,000 and $2,738,539,000 respectively. As of December 31, 2023, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,901,150,000 and $2,735,826,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (ii) loans receivable for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), (iii) interest rate swaps and caps and (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($8,958 included in restricted cash and $105,622 in other assets)	$114,580	$70,025	$—	$44,555
Loans receivable ($32,984 included in investments in partially owned entities and $52,335 in other assets)	85,319	—	—	85,319
Interest rate swaps and caps designated as a hedge (included in other assets)	88,982	—	88,982	—
Interest rate caps not designated as a hedge (included in other assets)	1,040	—	1,040	—
Total assets	$289,921	$70,025	$90,022	$129,874

Mandatorily redeemable instruments (included in other liabilities)	$49,684	$49,684	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	1,023	—	1,023	—
Interest rate caps not designated as a hedge (included in other liabilities)	1,040	—	1,040	—
Total liabilities	$51,747	$49,684	$2,063	$—

(Amounts in thousands)	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($26,363 included in restricted cash and $78,883 in other assets)	$105,246	$58,956	$—	$46,290
Loans receivable (included in investments in partially owned entities)	32,984	—	—	32,984
Interest rate swaps and caps designated as a hedge (included in other assets)	138,772	—	138,772	—
Interest rate caps not designated as a hedge (included in other assets)	4,154	—	4,154	—
Total assets	$281,156	$58,956	$142,926	$79,274

Mandatorily redeemable instruments (included in other liabilities)	$49,386	$49,386	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	7,239	—	7,239	—
Interest rate caps not designated as a hedge (included in other liabilities)	4,092	—	4,092	—
Total liabilities	$60,717	$49,386	$11,331	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023
Beginning balance	$46,290	$38,916
Purchases	1,718	7,855
Sales	(9,051)	(5,080)
Realized and unrealized (losses) gains	(2,282)	982
Other, net	7,880	3,617
Ending balance	$44,555	$46,290
Loans Receivable
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023
Beginning balance	$32,984	$54,397
Investment in loan receivable	50,000	—
Credit losses	—	(26,155)	(1)
Interest accrual	2,906	5,153
Paydowns	(571)	(411)
Ending balance(2)	$85,319	$32,984
____________________
(1)Includes a $21,114 impairment loss on advances made for our interest in a joint venture, resulting from a decline in the value of the underlying building. The loss was included in “income (loss) from partially owned entities” on our consolidated statements of income for the year ended December 31, 2023.
(2)The fair value for $32,984 of the balance was determined by using a discounted cash flow model and Level 3 inputs, which include a terminal capitalization rate of 5.5% and a discount rate of 8.0% as of December 31, 2024 and 2023. The terminal capitalization rate and discount rate disclosed reflect both the range and the weighted average. The fair value for the remaining balance at December 31, 2024 was based on the recent transaction price.

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2024 and 2023, respectively.

(Amounts in thousands)	As of December 31, 2024						As of December 31, 2023
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset		Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan	$840,000	(1)	6.03%	05/26	$765	$—	$15,494	(2)	$6,091
770 Broadway mortgage loan	700,000		4.98%	07/27	21,332	—	20,306		—
PENN 11 mortgage loan	500,000	(3)	6.28%	10/25	17	282	4,702		1,148	(4)
Unsecured revolving credit facility	575,000		3.88%	08/27	18,510	—	17,064		—
Unsecured term loan	700,000		4.53%	(5)	10,128	—	11,089		—
100 West 33rd Street mortgage loan	480,000		5.26%	06/27	6,808	—	3,550		—
888 Seventh Avenue mortgage loan	200,000	(6)	4.76%	09/27	5,249	—	4,340		—
4 Union Square South mortgage loan	96,400	(7)	3.74%	01/25	12	—	2,327		—
435 Seventh Avenue mortgage loan(8)	75,000		6.96%	04/26	—	741	—		—
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(9)	11/25	25,673	—	53,784		—
One Park Avenue mortgage loan	525,000		(10)	03/25	464	—	5,297		—
Various mortgage loans					24	—	819		—
					$88,982	$1,023	$138,772		$7,239
________________________________________
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
(4)Represents the fair value of the forward swap arrangement which became effective March 2024.
(5)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in December 2027. The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+130)
Through 07/25	$700,000	4.53%	$100,000
07/25 through 10/26	550,000	4.36%	250,000
10/26 through 08/27	50,000	4.04%	750,000
(6)The remaining $58,057 mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (6.35% as of December 31, 2024).
(7)The remaining $23,600 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (6.05% as of December 31, 2024).
(8)Entered into in May 2024.
(9)SOFR strike rate of 1.00%. In connection with the arrangement, we made a $63,100 up-front payment in 2023, of which $18,930 was attributable to noncontrolling interests.
(10)SOFR cap strike rate of 3.89%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2023, we recognized impairment losses on certain real estate investments. The following table sets forth the details of our impairment losses.

(Amounts in thousands)	As of and For the Year December 31, 2023
	Aggregate Fair Value	Impairment Losses
Consolidated real estate assets	$55,097	$45,007	(1)
Investments in partially owned entities	21,473	29,344	(2)
	$76,570	$74,351
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

	As of December 31, 2023
Unobservable Quantitative Input	Range	Weighted Average
Discount rates	7.50% - 8.00%	7.99%
Terminal capitalization rates	5.50%	5.50%
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

(Amounts in thousands)	As of December 31, 2024			As of December 31, 2023
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$639,366		$639,000	$825,720		$826,000
Debt:
Mortgages payable	$5,707,176		$5,486,000	$5,729,615		$5,569,000
Senior unsecured notes	1,200,000		1,129,000	1,200,000		1,069,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,282,176	(1)	$7,990,000	$8,304,615	(1)	$8,013,000
________________________________________
(1)Excludes $39,300 and $53,163 of deferred financing costs, net and other as of December 31, 2024 and 2023, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.    Transaction Related Costs, Impairment losses and Other
The following table sets forth the details of impairment losses, transaction related costs and other:

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Transaction related costs and other	$5,242	$5,684	$12,624
Real estate impairment losses(1)	—	45,007	19,098
	$5,242	$50,691	$31,722
________________________________________
(1)See Note 14 - Fair Value Measurements for additional information. 2023 includes $22,176 of impairment loss attributable to noncontrolling interests.
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Interest on cash and cash equivalents and restricted cash	$42,571	$44,786	$7,553
Interest on loans receivable	3,450	1,351	5,006
(Loss) income from real estate fund investments(1)	(47)	1,590	3,541
Amortization of discount on investments in U.S. Treasury bills	—	3,829	7,075
Credit losses on investments	—	(8,269)	—
Other, net	—	—	235
	$45,974	$43,287	$23,410
________________________________________
(1)On November 6, 2024, the $145,000 non-recourse mortgage loan on Lucida, a property owned by the Vornado Capital Partners Real Estate Fund, in which we own a 25% interest, matured and was not repaid.
17.    Interest and Debt Expense
    The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$377,813	$357,995	$276,616
Capitalized interest and debt expense	(51,212)	(43,062)	(19,085)
Amortization of interest rate cap premiums	41,745	10,989	430
Amortization of deferred financing fees	21,923	23,301	21,804
	$390,269	$349,223	$279,765

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
As of December 31, 2024, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2024
For the year ended December 31,
2025	$1,290,179
2026	1,268,356
2027	1,169,119
2028	1,074,024
2029	958,233
Thereafter	6,399,782
As lessee
We have a number of ground leases which are classified as operating leases. As of December 31, 2024, our ROU assets and lease liabilities were $678,804,000 and $749,759,000, respectively. As of December 31, 2023, our ROU assets and lease liabilities were $680,044,000 and $732,859,000, respectively.
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
Certain of our ground leases are subject to fair market rent resets based on a percentage of the appraised value of the underlying assets at specified future dates. Fair market rent resets occurring during the lease term, which may be material, do not give rise to remeasurement of the related ROU assets and lease liabilities and will be recognized in the periods in which they are incurred as variable rent expense.
    The following table sets forth information related to the measurement of our lease liabilities.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Weighted average remaining lease term (in years)	47.2	47.9	48.4
Weighted average discount rate	5.59%	5.59%	5.54%
Cash paid for operating leases	$22,466	$22,499	$21,861
We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. The following table sets forth the details of our rent expense.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Fixed rent expense	$45,941	$46,538	$45,211
Variable rent expense	14,573	14,679	14,180
Rent expense	$60,514	$61,217	$59,391

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18. Leases - continued
As lessee - continued
As of December 31, 2024, future lease payments due under operating ground leases were as follows:

(Amounts in thousands)	As of December 31, 2024
For the year ended December 31,
2025	$81,574
2026	46,616
2027	47,027
2028	47,462
2029	47,922
Thereafter	1,821,249
Total undiscounted cash flows	2,091,850
Present value discount	(1,342,091)
Lease liabilities	$749,759

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
The Farley Building
The future lease payments detailed above exclude the ground and building lease at the Farley Building. The consolidated joint venture, in which we own a 95% controlling interest, has a 99-year triple-net lease with Empire State Development ("ESD") for 846,000 rentable square feet of commercial space at the property, comprised of approximately 730,000 square feet of office space and approximately 116,000 square feet of restaurant and retail space. Our lease of the commercial space at the property is accounted for as a “failed sale-leaseback” as a result of us being deemed the "accounting owner" during development of the property in accordance with ASC 842-40-55 and the lease subsequently meeting "finance lease" classification pursuant to ASC 842-40-25 upon substantial completion. The lease calls for annual rent payments and fixed payments in lieu of real estate taxes ("PILOT") through June 2030. Following the fixed PILOT payment period, the PILOT is calculated in a manner consistent with buildings subject to New York City real estate taxes and assessments. As of December 31, 2024, future rent and fixed PILOT payments are $519,049,000.
19. Multiemployer Benefit Plans
Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2024, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.
During the years ended December 31, 2024, 2023 and 2022, we contributed $8,059,000, $7,913,000 and $7,761,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2024, 2023 and 2022.
Multiemployer Health Plans
Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees. During the years ended December 31, 2024, 2023 and 2022, our subsidiaries contributed $29,555,000, $28,764,000 and $26,514,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20.     Commitments and Contingencies
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000, includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,396,808 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of December 31, 2024, the aggregate dollar amount of these guarantees is approximately $516,872,000, including the payment guarantee for the mortgage loan secured by 7 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.
As of December 31, 2024, $57,643,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20.     Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic Tax Credit Investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2024, the Tax Credit Investor has made $208,407,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of December 31, 2024, we had construction commitments aggregating approximately $61,016,000.
21.     Related Party Transactions
Alexander’s, Inc.
We own 32.4% of Alexander’s. Steven Roth, the Chairman of Vornado’s Board of Trustee’s and its Chief Executive Officer, is also the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. We provide various services to Alexander’s in accordance with management, development and leasing agreements. These agreements are described in Note 4 - Investments in Partially Owned Entities.
Interstate Properties (“Interstate”)
Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, respectively, are Interstate’s two other general partners. As of December 31, 2024, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.0% of Alexander’s common stock.
We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are consistent with the market. We earned $208,000, $206,000, and $204,000 of management fees under the agreement for the years ended December 31, 2024, 2023 and 2022, respectively.
Fifth Avenue and Times Square JV
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements. These agreements are described in Note 4 - Investments in Partially Owned Entities. Haim Chera, Executive Vice President - Head of Retail, has an investment in Crown Acquisitions Inc. and Crown Retail Services LLC (collectively, "Crown"), companies controlled by Mr. Chera's family. Crown has a nominal minority interest in Fifth Avenue and Times Square JV. Additionally, we have other investments with Crown.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
22. Segment Information
The Company’s operating segments are based on our method of internal reporting which classifies our operations by geographic area. We aggregate these operating segments into two reportable segments, New York and Other, which is based on similar economic characteristics.
Net operating income (“NOI”) at share represents total revenues less operating expenses, including our share of partially owned entities. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who considers NOI at share to be the measure of segment profit and loss for making decisions on how to allocate resources and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.
Below is a summary of financial information by segment for the years ended December 31, 2024, 2023 and 2022.

(Amounts in thousands)	For the Year Ended December 31, 2024
	Total	New York	Other
Total revenues	$1,787,686	$1,471,997	$315,689
Deduct: operating expenses(1)	(927,796)	(766,347)	(161,449)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(39,367)	(12,899)	(26,468)
Add: NOI from partially owned entities	279,229	269,159	10,070
NOI at share	$1,099,752	$961,910	$137,842

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Total revenues	$1,811,163	$1,452,158	$359,005
Deduct: operating expenses(1)	(905,158)	(733,478)	(171,680)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,553)	(15,547)	(33,006)
Add: NOI from partially owned entities	285,761	274,436	11,325
NOI at share	$1,143,213	$977,569	$165,644

(Amounts in thousands)	For the Year Ended December 31, 2022
	Total	New York	Other
Total revenues	$1,799,995	$1,449,442	$350,553
Deduct: operating expenses(1)	(873,911)	(716,148)	(157,763)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(70,029)	(45,566)	(24,463)
Add: NOI from partially owned entities	305,993	293,780	12,213
NOI at share	$1,162,048	$981,508	$180,540
__________________________________
(1) Includes various expenses associated with operating our properties, including but not limited to: real estate taxes, ground rent, insurance, and utilities. Our CODM is not regularly provided with significant expense categories and amounts included within net operating income at share.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
22. Segment Information - continued
Below is a reconciliation of NOI at share to net income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022.

(Amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
NOI at share	$1,099,752	$1,143,213	$1,162,048
NOI attributable to noncontrolling interests in consolidated subsidiaries	39,367	48,553	70,029
NOI from partially owned entities	(279,229)	(285,761)	(305,993)
Net gains on disposition of wholly owned and partially owned assets	16,048	71,199	100,625
Interest and debt expense	(390,269)	(349,223)	(279,765)
Interest and other investment income, net	45,974	43,287	23,410
Income (loss) from partially owned entities	112,464	38,689	(461,351)
Transaction related costs, impairment losses and other	(5,242)	(50,691)	(31,722)
General and administrative expense	(148,520)	(162,883)	(133,731)
Depreciation and amortization expense	(447,500)	(434,273)	(504,502)
Income (loss) before income taxes	$42,845	$62,110	$(360,952)
23. Subsequent Events
666 Fifth Avenue (Fifth Avenue and Times Square JV)
On January 8, 2025, the Fifth Avenue and Times Square JV completed the sale to UNIQLO of the portion of its U.S. flagship store at 666 Fifth Avenue owned by the retail joint venture for $350,000,000. The joint venture continues to own 23,832 square feet of retail space (7,416 square feet at grade) at 666 Fifth Avenue consisting of the Abercrombie & Fitch and Tissot stores. The $342,000,000 of net proceeds from the sale were used to partially redeem Vornado’s $390,000,000 of preferred equity on the asset. The financial statement gain, which will be recognized in the first quarter of 2025, will be approximately $76,000,000.
Senior Unsecured Notes due 2025
We repaid our $450,000,000 3.50% senior unsecured notes on their January 15, 2025 maturity date.
220 Central Park South
On January 17, 2025, we closed on the sale of a condominium unit at 220 CPS for net proceeds of $11,695,000; three units remain unsold.

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
As of December 31, 2024, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of Vornado Realty Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 10, 2025, expressed an unqualified opinion on those financial statements.
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
February 10, 2025

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
As of December 31, 2024, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Partnership and our report dated February 10, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 10, 2025

ITEM 9B.     OTHER INFORMATION
During the three months ended December 31, 2024, none of our trustees or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to trustees of Vornado, the Operating Partnership’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of Vornado’s trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2024, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	83	Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman of the Board since May 2004.

Michael J. Franco	56	President and Chief Financial Officer since December 2020; President since April 2019; Executive Vice President - Chief Investment Officer from April 2015 to April 2019; Executive Vice President - Head of Acquisitions and Capital Markets from November 2010 to April 2015.

Haim Chera	55	Executive Vice President - Head of Retail since April 2019; Principal at Crown Acquisitions from January 2000 - April 2019.

Barry S. Langer	46	Executive Vice President - Development - Co-Head of Real Estate since April 2019; Executive Vice President - Head of Development from May 2015 to April 2019.

Glen J. Weiss	55	Executive Vice President - Office Leasing - Co-Head of Real Estate since April 2019; Executive Vice President - Office Leasing from May 2013 to April 2019.
Vornado, the Operating Partnership’s sole general partner, has adopted a Code of Business Conduct and Ethics that applies to all officers and employees. This Code is available on Vornado’s website at www.vno.com.
We have adopted an insider trading policy (the “Insider Trading Policy”) which applies to all employees and prohibits trading in the Company's and its affiliates' securities by persons associated with the Company that may possess material nonpublic information relating to the Company and affiliates. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
Equity compensation plan information
The following table provides information as of December 31, 2024 regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	21,554,850	(1)	$65.44	1,261,445	(2)
Equity compensation plans not approved by security holders	509,393	(3)	N/A	—
Total	22,064,243		$65.44	1,261,445
________________________________________
(1)Includes shares/units of (i) 139,417 Vornado Stock Options, all of which are vested and exercisable, (ii) 529,836 Appreciation-Only Long-Term Incentive Plan ("AO LTIP") units, all of which are vested and exercisable, (iii) 14,319,250 Performance AO LTIP units, (iv) 4,437,754 restricted Operating Partnership units (1,518,659 of which are vested and exercisable), (v) 1,208,264 unearned Out-Performance Plan units, (vi) 287,793 earned but unvested Long-Term Performance Plan LTIP Units and (vii) 632,536 unearned Long-Term Performance Plan LTIP Units. See Note 11 - Stock-based Compensation in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(2)Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants is approximately 2,523,000 shares.
(3)Includes (i) 66,600 restricted Operating Partnership units granted at a market price of $23.65 per unit to Vornado Trustees that are not executives of the Company as part of their 2024 annual Trustee fees (ii) 23,190 restricted Operating Partnership units granted at a market price of $43.12 per unit to Vornado consultants that are not executives of the Company for 2024 annual consulting fees, (iii) 237,536 restricted Operating Partnership units granted in 2023, and (iv) 182,067 restricted Operating Partnership units granted in 2022.
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

Page in this Annual Report on Form 10-K
Schedule III - Real Estate and Accumulated Depreciation	119
Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)		Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
			Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
New York
Manhattan
1290 Avenue of the Americas	$950,000		$518,244	$926,992	$299,181	$518,244	$1,226,173	$1,744,417	$527,598	1963	2007	(4)
One Park Avenue	525,000		197,057	369,016	16,545	197,057	385,561	582,618	36,701	1926	2021	(4)
350 Park Avenue	400,000		265,889	363,381	108,646	306,034	431,882	737,916	192,223	1960	2006	(4)
PENN 1	—		—	412,169	980,523	—	1,392,692	1,392,692	482,628	1972	1998	(4)
100 West 33rd Street	480,000		331,371	361,443	77,562	331,371	439,005	770,376	199,265	1911/2009	2007	(4)
150 West 34th Street	75,000		119,657	268,509	—	119,657	268,509	388,166	64,330	1900	2015	(4)
PENN 2	575,000	(5)	53,615	164,903	1,013,238	52,689	1,179,067	1,231,756	110,970	1968	1997	(4)
90 Park Avenue	—		8,000	175,890	203,970	8,000	379,860	387,860	223,366	1964	1997	(4)
770 Broadway	700,000		52,898	95,686	179,069	52,898	274,755	327,653	139,014	1907	1998	(4)
888 Seventh Avenue	258,057		—	117,269	180,925	—	298,194	298,194	179,726	1980	1998	(4)
PENN 11	500,000		40,333	85,259	148,058	40,333	233,317	273,650	121,166	1923	1997	(4)
909 Third Avenue	350,000		—	120,723	128,903	—	249,626	249,626	154,316	1969	1999	(4)
150 East 58th Street	—		39,303	80,216	68,071	39,303	148,287	187,590	83,389	1969	1998	(4)
595 Madison Avenue	—		62,731	62,888	84,556	62,731	147,444	210,175	71,395	1968	1999	(4)
330 West 34th Street	—		—	8,599	170,511	—	179,110	179,110	72,796	1925	1998	(4)
715 Lexington Avenue	—		—	26,903	21,178	30,086	17,995	48,081	3,947	1923	2001	(4)
4 Union Square South	120,000		24,079	55,220	14,712	24,079	69,932	94,011	32,926	1965/2004	1993	(4)
The Farley Building	—		—	476,235	967,380	—	1,443,615	1,443,615	158,469	1912	2018	(4)
260 Eleventh Avenue	—		—	80,482	8,246	—	88,728	88,728	20,498	1911	2015	(4)
606 Broadway	74,119		45,406	8,993	486	23,930	30,955	54,885	2,816		2016	(4)
435 Seventh Avenue	75,000		19,893	19,091	146	19,893	19,237	39,130	10,836	2002	1997	(4)
131-135 West 33rd Street	—		8,315	21,312	429	8,315	21,741	30,056	5,018		2016	(4)
304 - 306 Canal Street	—		3,511	12,905	(14,607)	358	1,451	1,809	190	1910	2014	(4)
1131 Third Avenue	—		7,844	7,844	5,816	7,844	13,660	21,504	4,282		1997	(4)
431 Seventh Avenue	—		16,700	2,751	300	16,700	3,051	19,751	1,259		2007	(4)
138-142 West 32nd Street	—		9,252	9,936	2,232	9,252	12,168	21,420	2,987	1920	2015	(4)
334 Canal Street	—		1,693	6,507	(6,700)	154	1,346	1,500	170		2011	(4)
966 Third Avenue	—		8,869	3,631	—	8,869	3,631	12,500	1,029		2013	(4)
137 West 33rd Street	—		6,398	1,550	—	6,398	1,550	7,948	378	1932	2015	(4)
825 Seventh Avenue	—		1,483	697	3,969	1,483	4,666	6,149	1,534		1997	(4)
537 West 26th Street	—		10,370	17,632	20,000	26,631	21,371	48,002	5,561		2018	(4)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
New York - continued
Manhattan - continued
339 Greenwich Street	$—	$2,622	$12,333	$(10,054)	$866	$4,035	$4,901	$458		2017	(4)
Hotel Pennsylvania site (PENN 15)	—	29,903	121,712	183,233	29,903	304,945	334,848	—	1919	1997	(4)
Other (Including Signage)	—	140,477	31,892	79,729	108,589	143,509	252,098	34,864			(4)
Total Manhattan	5,082,176	2,025,913	4,530,569	4,936,253	2,051,667	9,441,068	11,492,735	2,946,105
Other Properties
Paramus, New Jersey	—	—	—	20,467	1,033	19,434	20,467	15,349	1967	1987	(4)
Total Other Properties	—	—	—	20,467	1,033	19,434	20,467	15,349

Total New York	5,082,176	2,025,913	4,530,569	4,956,720	2,052,700	9,460,502	11,513,202	2,961,454
Other
THE MART
THE MART, Illinois	$—	$64,528	$319,146	$487,855	$64,535	$806,994	$871,529	$416,326	1930	1998	(4)
527 West Kinzie, Illinois	—	5,166	—	362	5,166	362	5,528	—		1998
Total THE MART	—	69,694	319,146	488,217	69,701	807,356	877,057	416,326

555 California Street, California	1,200,000	223,446	895,379	273,926	223,446	1,169,305	1,392,751	499,906	1922,1969 -1970	2007	(4)
Borgata Land, Atlantic City, NJ	—	83,089	—	—	83,089	—	83,089	—	—	2010
40 East 66th Street Residential, New York	—	8,454	13,321	(8,193)	5,273	8,309	13,582	3,761	—	2005	(4)
Annapolis, Maryland	—	—	9,652	—	—	9,652	9,652	5,466		2005	(4)
Wayne Towne Center, New Jersey	—	—	26,137	49,654	—	75,791	75,791	45,677		2010	(4)
Other	—	—	—	5,593	—	5,593	5,593	3,247			(4)
Total Other	1,200,000	384,683	1,263,635	809,197	381,509	2,076,006	2,457,515	974,383

Leasehold improvements, equipment and other	—	—	—	120,915	—	120,915	120,915	89,512

Total December 31, 2024	$6,282,176	$2,410,596	$5,794,204	$5,886,832	$2,434,209	$11,657,423	$14,091,632	$4,025,349
________________________________________
(1)Represents contractual debt obligations.
(2)The net basis of Vornado's assets and liabilities for tax reporting purposes is approximately $1.4 billion lower than the amounts reported for financial statement purposes.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2024	2023	2022
Real Estate
Balance at beginning of period	$13,801,204	$13,314,755	$13,217,845
Additions during the period:
Land	—	40,145	—
Buildings & improvements and other	431,999	713,740	711,722
	14,233,203	14,068,640	13,929,567
Less: Assets sold, written-off, reclassified to ready for sale and deconsolidated	141,571	267,436	614,812
Balance at end of period	$14,091,632	$13,801,204	$13,314,755

Accumulated Depreciation
Balance at beginning of period	$3,752,827	$3,470,991	$3,376,347
Depreciation expense	396,231	382,638	449,864
	4,149,058	3,853,629	3,826,211
Less: Accumulated depreciation on assets sold, written-off and deconsolidated	123,709	100,802	355,220
Balance at end of period	$4,025,349	$3,752,827	$3,470,991

(b)    Exhibits:

Exhibit No.
3.1		—	Articles of Restatement of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007	*

3.2		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 28, 2022 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

3.3		—	Articles of Amendment to Declaration of Trust, dated September 30, 2016 – Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

3.4		—	Articles of Amendment of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on October 4, 2016—Incorporated by reference to Annex B to Vornado Realty Trust's Definitive Proxy Statement on Schedule 14A (File No. 001-11954), filed on April 8, 2016	*

3.5		—	Articles of Amendment to Declaration of Trust, dated June 13, 2018 - Incorporated by reference to Exhibit 3.54 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018	*

3.6		—	Articles of Amendment to Declaration of Trust, dated August 7, 2019 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.7		—	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on January 25, 2013	*

3.8		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to Vornado Realty Trust's Registration Statement on Form 8-A (File No. 001-11954), filed on December 13, 2017	*

3.9		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series N Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.10		—	Articles Supplementary Classifying Vornado Realty Trust's 4.45% Series O Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

3.11		—	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.12		—	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.13		—	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998	*

3.14		—	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998	*

3.15		—	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999	*

3.16		—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999	*

3.17		—	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.18		—	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.19		—	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.20		—	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.21		—	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.22		—	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999	*
________________________________
	*		Incorporated by reference

3.23		—	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000	*

3.24		—	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000	*

3.25		—	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000	*

3.26		—	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*

3.27		—	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.28		—	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.29		—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002	*

3.30		—	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*

3.31		—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.32		—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*

3.33		—	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004	*

3.34		—	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004	*

3.35		—	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.36		—	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.37		—	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.38		—	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.39		—	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005	*

3.40		—	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005	*

3.41		—	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005	*

3.42		—	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005	*

3.43		—	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-22685), filed on May 8, 2006	*

3.44		—	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006	*

3.45		—	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on May 3, 2006	*

3.46		—	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006	*

3.47		—	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007	*
__________________________________
	*		Incorporated by reference

3.48		—	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.49		—	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.50		—	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.51		—	Fortieth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.52		—	Forty-First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-11954), filed on May 6, 2008	*

3.53		—	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No 000-22685), filed on December 21, 2010	*

3.54		—	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011	*

3.55		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as, of March 30, 2012 - Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 5, 2012	*

3.56		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012	*

3.57		—	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013	*

3.58		—	Forty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated April 1, 2015 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 2, 2015	*

3.59		—	Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated December 13, 2017 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on December 13, 2017	*

3.60	**	—	Forty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of January 12, 2018 - Incorporated by reference to Exhibit 3.53 to Vornado Realty Trust's Annual Report on 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

3.61		—	Forty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of August 7, 2019 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.62		—	Fiftieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of November 24, 2020 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.63		—	Fifty-First Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of September 22, 2021 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

4.1		—	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005	*

4.2		—	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado Realty L.P., as Guarantor and The Bank of New York, as Trustee – Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 27, 2006	*
Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of such instruments

4.3		—	Description of Vornado Realty Trust securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	***

4.4		—	Description of Class A units of Vornado Realty L.P. and certain provisions of its agreement of limited partnership	***
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

10.1		—	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.2	**	—	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 – Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.3	**	—	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.4	**	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.5		—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2020	*

10.6	**	—	Second Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.7	**	—	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.8	**	—	Vornado Realty Trust's 2010 Omnibus Share Plan - Incorporated by reference to Exhibit 10.41 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11954) filed on August 3, 2010	*

10.9	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.10	**	—	Employment agreement between Vornado Realty Trust and Michael J. Franco dated January 10, 2014 - Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014	*

10.11	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

10.12	**	—	Form of 2019 Amendment to Restricted LTIP Unit and Restricted Stock Agreements - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.13	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.14	**	—	Vornado Realty Trust 2019 Omnibus Share Plan - Incorporated by reference to Annex B to Vornado Realty Trust's Proxy Statement dated April 5, 2019 (File No. 001-11954), filed on April 5, 2019	*

10.15		—	Transaction Agreement between Vornado Realty L.P. and Crown Jewel Partner LLC, dated April 18, 2019 - Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11954), filed on July 29, 2019	*

10.16	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.33 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.17	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Incentive/Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.18	**	—	Employment agreement between Vornado Realty Trust and Glen J. Weiss dated May 25, 2018 - Incorporated by reference to Exhibit 10.35 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.19	**	—	Employment agreement between Vornado Realty Trust and Haim Chera dated April 19, 2019 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.20	**	—	Form of Vornado Realty Trust 2022 Long-term Performance Plan LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on form 10-K for the year ended December 31, 2021 (File No. 001-11954), filed on February 14, 2022	*

10.21	**	—	Employment agreement between Vornado Realty Trust and Barry Langer dated June 4, 2018 - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-11954), filed on May 2, 2022	*
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

10.22		—	Second Amended and Restated Term Loan Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

10.23		—	Third Amended and Restated Revolving Credit Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.40 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

10.24	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement granted in 2023 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11954), filed on February 13, 2023	*

10.25	**	—	Form of Vornado Realty Trust 2023 Long-term Performance Plan LTPP Unit Award Agreement - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11954), filed on February 13, 2023	*

10.26	**	—	Form of Vornado Realty Trust’s 2023 Omnibus Share Plan - Incorporated by reference to Annex A to Vornado Realty Trust’s Proxy Statement dated April 7, 2023 (File No. 001-11954), filed on April 7, 2023	*

10.27	**	—	Form of Vornado Realty Trust 2023 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 3, 2023	*

10.28	**	—	Form of Vornado Realty Trust 2023 Omnibus Share Plan Performance Conditioned AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 3, 2023	*

10.29		—	Third Amended and Restated Revolving Credit Agreement dated as of May 3, 2024, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-11954), filed on August 5, 2024	*

10.30		—	Amendment No. 1 to Third Amended and Restated Revolving Credit Agreement dated as of May 14, 2024, among Vornado Realty L.P., as Borrower, the Banks listed on signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.35 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-11954), filed on August 5, 2024	*

10.31		—	Amendment No. 1 to Second Amended and Restated Term Loan Agreement dated as of May 14, 2024, among Vornado Realty L.P., as Borrower, the Banks listed on signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-11954), filed on August 5, 2024	*

97.1		—	Vornado Realty Trust Restatement Clawback Policy - Incorporated by reference to Exhibit 97.1 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-11954), filed on February 12, 2024	*

__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

19.1		—	Insider Trading Policy	***

21		—	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.	***

23.1		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust	***

23.2		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.	***

31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust	***

31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust	***

31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.	***

31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.	***

32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust	***

32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust	***

32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.	***

32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.	***

101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.
***

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2024, formatted as iXBRL and contained in Exhibit 101.	***

_____________________________
	***		Filed herewith

ITEM 16.        FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

February 10, 2025	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 10, 2025
	(Steven Roth)	and Chief Executive Officer (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee	February 10, 2025
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 10, 2025
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee	February 10, 2025
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee	February 10, 2025
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee	February 10, 2025
(David Mandelbaum)

By:	/s/Raymond J. McGuire	Trustee	February 10, 2025
(Raymond J. McGuire)

By:	/s/Mandakini Puri	Trustee	February 10, 2025
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee	February 10, 2025
(Daniel R. Tisch)

By:	/s/Russell B. Wight, Jr.	Trustee	February 10, 2025
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer	February 10, 2025
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer	February 10, 2025
	(Deirdre Maddock)	(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

February 10, 2025	By:	/s/ Deirdre Maddock
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees and	February 10, 2025
	(Steven Roth)	Chief Executive Officer of Vornado Realty Trust (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 10, 2025
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	February 10, 2025
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee of Vornado Realty Trust	February 10, 2025
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee of Vornado Realty Trust	February 10, 2025
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 10, 2025
(David Mandelbaum)

By:	/s/Raymond J. McGuire	Trustee of Vornado Realty Trust	February 10, 2025
(Raymond J. McGuire)

By:	/s/Mandakini Puri	Trustee of Vornado Realty Trust	February 10, 2025
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	February 10, 2025
(Daniel R. Tisch)

By:	/s/Russell B. Wight, Jr.	Trustee of Vornado Realty Trust	February 10, 2025
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer of Vornado Realty Trust	February 10, 2025
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer of Vornado Realty Trust	February 10, 2025
	(Deirdre Maddock)	(Principal Accounting Officer)