Form 10-Q
period 2025-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2025-05-05
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2025
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of March 31, 2025, 191,949,153 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
•Note 12. Income (Loss) Per Share and Per Class A Unit
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	March 31, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land	$2,434,209	$2,434,209
Buildings and improvements	10,719,995	10,439,113
Development costs and construction in progress	879,601	1,097,395
Leasehold improvements and equipment	111,983	120,915
Total	14,145,788	14,091,632
Less accumulated depreciation and amortization	(4,105,413)	(4,025,349)
Real estate, net	10,040,375	10,066,283
Right-of-use assets	677,312	678,804
Cash and cash equivalents	568,861	733,947
Restricted cash	238,027	215,672
Tenant and other receivables	70,920	58,853
Investments in partially owned entities	2,421,283	2,691,478
Receivable arising from the straight-lining of rents	711,334	707,020
Deferred leasing costs, net of accumulated amortization of $271,919 and $268,532	385,658	354,882
Identified intangible assets, net of accumulated amortization of $76,937 and $75,002	116,280	118,215
Other assets	369,182	373,454
	$15,599,232	$15,998,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,674,519	$5,676,014
Senior unsecured notes, net	746,282	1,195,914
Unsecured term loan, net	796,295	795,948
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	734,123	749,759
Accounts payable and accrued expenses	387,898	374,013
Deferred compensation plan	111,144	114,580
Other liabilities	345,778	345,511
Total liabilities	9,371,039	9,826,739
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,745,224 and 16,850,803 units outstanding	619,406	708,408
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	622,941	711,943
Redeemable noncontrolling interest in a consolidated subsidiary	115,283	122,715
Total redeemable noncontrolling interests	738,224	834,658
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,789,180 shares	1,182,364	1,182,364
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,949,153 and 190,846,580 shares	7,678	7,634
Additional capital	8,152,507	8,052,793
Earnings less than distributions	(4,055,415)	(4,142,249)
Accumulated other comprehensive income	26,984	57,700
Total shareholders' equity	5,314,118	5,158,242
Noncontrolling interests in consolidated subsidiaries	175,851	178,969
Total equity	5,489,969	5,337,211
	$15,599,232	$15,998,608
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2025	2024
REVENUES:
Rental revenues	$404,755	$389,278
Fee and other income	56,824	47,097
Total revenues	461,579	436,375
EXPENSES:
Operating	(224,740)	(226,224)
Depreciation and amortization	(116,155)	(108,659)
General and administrative	(38,597)	(37,897)
Income (expense) from deferred compensation plan liability	1,089	(4,520)
Transaction related costs and other	(43)	(653)
Total expenses	(378,446)	(377,953)

Income from partially owned entities	96,977	16,279
Interest and other investment income, net	8,261	11,724
(Expense) income from deferred compensation plan assets	(1,089)	4,520
Interest and debt expense	(95,816)	(90,478)
Net gains on disposition of wholly owned and partially owned assets	15,551	—
Income before income taxes	107,017	467
Income tax expense	(7,193)	(6,740)
Net income (loss)	99,824	(6,273)
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	10,433	11,982
Operating Partnership	(7,889)	786
Net income attributable to Vornado	102,368	6,495
Preferred share dividends	(15,526)	(15,529)
NET INCOME (LOSS) attributable to common shareholders	$86,842	$(9,034)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.45	$(0.05)
Weighted average shares outstanding	191,371	190,429

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.43	$(0.05)
Weighted average shares outstanding	200,735	190,429

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$99,824	$(6,273)
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate hedges and other	(26,062)	48,209
Other comprehensive loss of nonconsolidated subsidiaries	(7,583)	(542)
Comprehensive income	66,179	41,394
Less comprehensive loss attributable to noncontrolling interests	5,508	5,924
Comprehensive income attributable to Vornado	$71,687	$47,318
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado	—	—	—	—	—	102,368	—	—	102,368
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(3,001)	(3,001)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(15,526)	—	—	(15,526)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	1,101	44	45,107	—	—	—	45,151
Under employees’ share option plan	—	—	1	—	36	—	—	—	36
Contributions	—	—	—	—	—	—	—	53	53
Distributions	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(7,583)	—	(7,583)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(26,062)	—	(26,062)
Redeemable Class A unit measurement adjustment	—	—	—	—	54,571	—	(36)	—	54,535
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	2,777	—	2,777
Consolidated subsidiaries	—	—	—	—	—	—	187	(187)	—
Other	—	—	—	—	—	(8)	1	26	19
Balance as of March 31, 2025	48,789	$1,182,364	191,949	$7,678	$8,152,507	$(4,055,415)	$26,984	$175,851	$5,489,969

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2024
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado	—	—	—	—	—	6,495	—	—	6,495
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(4,495)	(4,495)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued upon redemption of Class A units, at redemption value	—	—	93	4	2,485	—	—	—	2,489
Contributions	—	—	—	—	—	—	—	270	270
Distributions	—	—	—	—	—	—	—	(78)	(78)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(542)	—	(542)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	48,209	—	48,209
Redeemable Class A unit measurement adjustment	—	—	—	—	(4,353)	—	(22)	—	(4,375)
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(3,682)	—	(3,682)
Consolidated subsidiaries	—	—	—	—	—	—	(3,162)	3,162	—
Other	—	—	(1)	—	145	(25)	—	—	120
Balance as of March 31, 2024	48,793	$1,182,459	190,483	$7,598	$8,261,568	$(4,018,454)	$105,916	$195,081	$5,734,168
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$99,824	$(6,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	121,265	114,010
Equity in net income of partially owned entities	(96,977)	(16,279)
Distributions of income from partially owned entities	28,382	30,438
Net gains on disposition of wholly owned and partially owned assets	(15,551)	—
Amortization of interest rate cap premiums	7,726	11,514
Stock-based compensation expense	6,022	7,519
Straight-lining of rents	(4,299)	(4,571)
Change in deferred tax liability	3,084	3,947
Amortization of below-market leases, net	(88)	(693)
Other non-cash adjustments	5,011	1,247
Changes in operating assets and liabilities:
Tenant and other receivables	(13,424)	(8,505)
Prepaid assets	(53,578)	(57,910)
Other assets	(38,234)	(32,447)
Lease liabilities	(15,636)	4,641
Accounts payable and accrued expenses	19,567	(14,251)
Other liabilities	(1,060)	(902)
Net cash provided by operating activities	52,034	31,485

Cash Flows from Investing Activities:
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	342,000	—
Additions to real estate	(42,192)	(51,307)
Development costs and construction in progress	(40,934)	(75,292)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,713	—
Investments in partially owned entities	(12,284)	(2,026)
Proceeds from sales of real estate	4,198	—
Net cash provided by (used in) investing activities	275,501	(128,625)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Financing Activities:
Repayments of borrowings	$(574,368)	$—
Proceeds from borrowings	120,000	—
Dividends paid on preferred shares	(15,526)	(15,529)
Distributions to noncontrolling interests	(504)	(106)
Contributions from noncontrolling interests	53	270
Deferred financing costs	—	(279)
Other financing activity, net	79	120
Net cash used in financing activities	(470,266)	(15,524)
Net decrease in cash and cash equivalents and restricted cash	(142,731)	(112,664)
Cash and cash equivalents and restricted cash at beginning of period	949,619	1,261,584
Cash and cash equivalents and restricted cash at end of period	$806,888	$1,148,920

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$733,947	$997,002
Restricted cash at beginning of period	215,672	264,582
Cash and cash equivalents and restricted cash at beginning of period	$949,619	$1,261,584

Cash and cash equivalents at end of period	$568,861	$892,652
Restricted cash at end of period	238,027	256,268
Cash and cash equivalents and restricted cash at end of period	$806,888	$1,148,920

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$83,422	$69,970
Cash payments for income taxes	$1,800	$1,605

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$54,535	$(4,375)
Change in fair value of consolidated interest rate hedges and other	(26,062)	48,209
Accrued capital expenditures included in accounts payable and accrued expenses	22,890	44,254
Write-off of fully depreciated assets	(23,280)	(12,559)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	March 31, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land	$2,434,209	$2,434,209
Buildings and improvements	10,719,995	10,439,113
Development costs and construction in progress	879,601	1,097,395
Leasehold improvements and equipment	111,983	120,915
Total	14,145,788	14,091,632
Less accumulated depreciation and amortization	(4,105,413)	(4,025,349)
Real estate, net	10,040,375	10,066,283
Right-of-use assets	677,312	678,804
Cash and cash equivalents	568,861	733,947
Restricted cash	238,027	215,672
Tenant and other receivables	70,920	58,853
Investments in partially owned entities	2,421,283	2,691,478
Receivable arising from the straight-lining of rents	711,334	707,020
Deferred leasing costs, net of accumulated amortization of $271,919 and $268,532	385,658	354,882
Identified intangible assets, net of accumulated amortization of $76,937 and $75,002	116,280	118,215
Other assets	369,182	373,454
	$15,599,232	$15,998,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,674,519	$5,676,014
Senior unsecured notes, net	746,282	1,195,914
Unsecured term loan, net	796,295	795,948
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	734,123	749,759
Accounts payable and accrued expenses	387,898	374,013
Deferred compensation plan	111,144	114,580
Other liabilities	345,778	345,511
Total liabilities	9,371,039	9,826,739
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,745,224 and 16,850,803 units outstanding	619,406	708,408
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	622,941	711,943
Redeemable noncontrolling interest in a consolidated subsidiary	115,283	122,715
Total redeemable noncontrolling interests	738,224	834,658
Partners' equity:
Partners' capital	9,342,549	9,242,791
Earnings less than distributions	(4,055,415)	(4,142,249)
Accumulated other comprehensive income	26,984	57,700
Total partners' equity	5,314,118	5,158,242
Noncontrolling interests in consolidated subsidiaries	175,851	178,969
Total equity	5,489,969	5,337,211
	$15,599,232	$15,998,608
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2025	2024
REVENUES:
Rental revenues	$404,755	$389,278
Fee and other income	56,824	47,097
Total revenues	461,579	436,375
EXPENSES:
Operating	(224,740)	(226,224)
Depreciation and amortization	(116,155)	(108,659)
General and administrative	(38,597)	(37,897)
Income (expense) from deferred compensation plan liability	1,089	(4,520)
Transaction related costs and other	(43)	(653)
Total expenses	(378,446)	(377,953)

Income from partially owned entities	96,977	16,279
Interest and other investment income, net	8,261	11,724
(Expense) income from deferred compensation plan assets	(1,089)	4,520
Interest and debt expense	(95,816)	(90,478)
Net gains on disposition of wholly owned and partially owned assets	15,551	—
Income before income taxes	107,017	467
Income tax expense	(7,193)	(6,740)
Net income (loss)	99,824	(6,273)
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	10,433	11,982
Net income attributable to Vornado Realty L.P.	110,257	5,709
Preferred unit distributions	(15,555)	(15,558)
NET INCOME (LOSS) attributable to Class A unitholders	$94,702	$(9,849)

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.45	$(0.05)
Weighted average units outstanding	205,761	204,873

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.44	$(0.05)
Weighted average units outstanding	215,125	204,873
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$99,824	$(6,273)
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate hedges and other	(26,062)	48,209
Other comprehensive loss of nonconsolidated subsidiaries	(7,583)	(542)
Comprehensive income	66,179	41,394
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	10,620	8,820
Comprehensive income attributable to Vornado Realty L.P.	$76,799	$50,214

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended March 31, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado Realty L.P.	—	—	—	—	110,257	—	—	110,257
Net income attributable to redeemable partnership units	—	—	—	—	(7,889)	—	—	(7,889)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(3,001)	(3,001)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(15,526)	—	—	(15,526)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	1,101	45,151	—	—	—	45,151
Under Vornado's employees' share option plan	—	—	1	36	—	—	—	36
Contributions	—	—	—	—	—	—	53	53
Distributions	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(7,583)	—	(7,583)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(26,062)	—	(26,062)
Redeemable Class A unit measurement adjustment	—	—	—	54,571	—	(36)	—	54,535
Other comprehensive loss attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	2,777	—	2,777
Consolidated subsidiaries	—	—	—	—	—	187	(187)	—
Other	—	—	—	—	(8)	1	26	19
Balance as of March 31, 2025	48,789	$1,182,364	191,949	$8,160,185	$(4,055,415)	$26,984	$175,851	$5,489,969

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended March 31, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado Realty L.P.	—	—	—	—	5,709	—	—	5,709
Net loss attributable to redeemable partnership units	—	—	—	—	786	—	—	786
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(4,495)	(4,495)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units redeemed for common shares	—	—	93	2,489	—	—	—	2,489
Contributions	—	—	—	—	—	—	270	270
Distributions	—	—	—	—	—	—	(78)	(78)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(542)	—	(542)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	48,209	—	48,209
Redeemable Class A unit measurement adjustment	—	—	—	(4,353)	—	(22)	—	(4,375)
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(3,682)	—	(3,682)
Consolidated subsidiaries	—	—	—	—	—	(3,162)	3,162	—
Other	—	—	(1)	145	(25)	—	—	120
Balance as of March 31, 2024	48,793	$1,182,459	190,483	$8,269,166	$(4,018,454)	$105,916	$195,081	$5,734,168
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$99,824	$(6,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	121,265	114,010
Equity in net income of partially owned entities	(96,977)	(16,279)
Distributions of income from partially owned entities	28,382	30,438
Net gains on disposition of wholly owned and partially owned assets	(15,551)	—
Amortization of interest rate cap premiums	7,726	11,514
Stock-based compensation expense	6,022	7,519
Straight-lining of rents	(4,299)	(4,571)
Change in deferred tax liability	3,084	3,947
Amortization of below-market leases, net	(88)	(693)
Other non-cash adjustments	5,011	1,247
Changes in operating assets and liabilities:
Tenant and other receivables	(13,424)	(8,505)
Prepaid assets	(53,578)	(57,910)
Other assets	(38,234)	(32,447)
Lease liabilities	(15,636)	4,641
Accounts payable and accrued expenses	19,567	(14,251)
Other liabilities	(1,060)	(902)
Net cash provided by operating activities	52,034	31,485

Cash Flows from Investing Activities:
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	342,000	—
Additions to real estate	(42,192)	(51,307)
Development costs and construction in progress	(40,934)	(75,292)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,713	—
Investments in partially owned entities	(12,284)	(2,026)
Proceeds from sales of real estate	4,198	—
Net cash provided by (used in) investing activities	275,501	(128,625)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Financing Activities:
Repayments of borrowings	$(574,368)	$—
Proceeds from borrowings	120,000	—
Distributions to preferred unitholders	(15,526)	(15,529)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(504)	(106)
Contributions from noncontrolling interests in consolidated subsidiaries	53	270
Deferred financing costs	—	(279)
Other financing activity, net	79	120
Net cash used in financing activities	(470,266)	(15,524)
Net decrease in cash and cash equivalents and restricted cash	(142,731)	(112,664)
Cash and cash equivalents and restricted cash at beginning of period	949,619	1,261,584
Cash and cash equivalents and restricted cash at end of period	$806,888	$1,148,920

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$733,947	$997,002
Restricted cash at beginning of period	215,672	264,582
Cash and cash equivalents and restricted cash at beginning of period	$949,619	$1,261,584

Cash and cash equivalents at end of period	$568,861	$892,652
Restricted cash at end of period	238,027	256,268
Cash and cash equivalents and restricted cash at end of period	$806,888	$1,148,920

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$83,422	$69,970
Cash payments for income taxes	$1,800	$1,605

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$54,535	$(4,375)
Change in fair value of consolidated interest rate hedges and other	(26,062)	48,209
Accrued capital expenditures included in accounts payable and accrued expenses	22,890	44,254
Write-off of fully depreciated assets	(23,280)	(12,559)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of March 31, 2025. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
2.    Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
3.    Recently Issued Accounting Literature
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three months ended March 31, 2025 and 2024 is set forth in Note 18 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2025				For the Three Months Ended March 31, 2024
	Total	New York	Other		Total	New York	Other
Property rentals	$382,514	$312,302	$70,212		$369,883	$301,531	$68,352
Trade shows	6,436	—	6,436		5,716	—	5,716
Lease revenues(1)	388,950	312,302	76,648		375,599	301,531	74,068
Tenant services	10,935	8,173	2,762		9,028	6,547	2,481
Parking revenues	4,870	3,824	1,046		4,651	3,657	994
Rental revenues	404,755	324,299	80,456		389,278	311,735	77,543
BMS cleaning fees	36,476	38,497	(2,021)	(2)	35,780	38,640	(2,860)	(2)
Management and leasing fees	3,030	3,205	(175)		2,611	2,712	(101)
Other income	17,318	10,205	7,113		8,706	5,147	3,559
Fee and other income	56,824	51,907	4,917		47,097	46,499	598
Total revenues	$461,579	$376,206	$85,373		$436,375	$358,234	$78,141
____________________
(1)The components of lease revenues were as follows:

	For the Three Months Ended March 31,
	2025	2024
Fixed billings	$347,609	$331,014
Variable billings	40,074	41,053
Total contractual operating lease billings	387,683	372,067
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	1,267	3,532
Lease revenues	$388,950	$375,599
(2)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of March 31, 2025, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
As of March 31, 2025, we owned $1.486 billion aggregate liquidation preference of preferred equity interests in certain of the properties, which had been reduced from $1.828 billion as of December 31, 2024, following the January 8, 2025, $342,000,000 partial redemption discussed below. The preferred equity has an annual coupon of 4.75% through April 2029 and will then be based on a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis. The preferred equity interests balance was further reduced to $1.079 billion in April 2025 upon the financing of 1535 Broadway, see Note 19 – Subsequent Events for further details.
On January 8, 2025, the Fifth Avenue and Times Square JV completed the sale to UNIQLO of the portion of its U.S. flagship store at 666 Fifth Avenue owned by the joint venture for $350,000,000 and realized net proceeds of $342,000,000. The net proceeds were used to partially redeem Vornado’s preferred equity on the asset. The joint venture continues to own 23,832 square feet of retail space (7,416 square feet at grade) at 666 Fifth Avenue consisting of the Abercrombie & Fitch and Tissot stores. We recognized a financial statement gain of $76,162,000, which is included in “income from partially owned entities” on our consolidated statements of income.
As of March 31, 2025, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $722,891,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of March 31, 2025, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of March 31, 2025, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s March 31, 2025 closing share price of $209.16, was $345,965,000, or $281,288,000 in excess of the carrying amount on our consolidated balance sheets. As of March 31, 2025, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,247,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5. Investments in Partially Owned Entities - continued
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2025	Balance as of
		March 31, 2025	December 31, 2024
Investments:
Fifth Avenue and Times Square JV (see page 20 for details)	51.5%	$1,965,973	$2,235,546
Partially owned office buildings/land(1)	Various	185,958	186,190
Alexander's (see page 20 for details):	32.4%	64,677	68,492
Other investments(2)	Various	204,675	201,250
		$2,421,283	$2,691,478
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(67,656)	$(70,552)
85 Tenth Avenue	49.9%	(20,939)	(18,978)
		$(88,595)	$(89,530)
____________________
(1)Includes interests in 280 Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2025	For the Three Months Ended March 31,
		2025	2024
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 20 for details):
Equity in net income	51.5%	$5,837	$9,291
Return on preferred equity, net of our share of the expense		8,543	9,328
Net gain on sale		76,162	—
		90,542	18,619
Alexander's (see page 20 for details):
Equity in net income	32.4%	3,923	5,154
Management, leasing and development fees		1,633	1,180
		5,556	6,334

Partially owned office buildings(1)	Various	(3,622)	(10,403)

Other investments(2)	Various	4,501	1,729

		$96,977	$16,279
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
6.    Dispositions
220 Central Park South
During the three months ended March 31, 2025, we closed on the sale of two condominium units and ancillary amenities at 220 Central Park South (“220 CPS”) for net proceeds of $24,713,000, resulting in a financial statement net gain of $13,576,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,548,000 of income tax expense was recognized on our consolidated statements of income. Two units remain unsold, with a carrying value of $10,585,000 which is included in "other assets” on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
7.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	March 31, 2025	December 31, 2024
Identified intangible assets:
Gross amount	$193,217	$193,217
Accumulated amortization	(76,937)	(75,002)
Total, net	$116,280	$118,215
Identified intangible liabilities (included in other liabilities):
Gross amount	$134,499	$134,499
Accumulated amortization	(111,556)	(110,982)
Total, net	$22,943	$23,517
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $88,000 and $693,000 for the three months ended March 31, 2025 and 2024, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,451,000 and $1,711,000 for the three months ended March 31, 2025 and 2024, respectively.
8.    Debt
Senior Unsecured Notes due 2025
We repaid our $450,000,000 3.50% senior unsecured notes on their January 15, 2025 maturity date.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of March 31, 2025(1)		Balance as of
			March 31, 2025	December 31, 2024
Mortgages Payable:
Fixed rate(2)	4.64%		$4,495,000	$4,591,400
Variable rate(3)	6.13%	(4)	1,207,807	1,115,776
Total	4.96%		5,702,807	5,707,176
Deferred financing costs, net and other			(28,288)	(31,162)
Total, net			$5,674,519	$5,676,014
Unsecured Debt:
Senior unsecured notes	2.73%		$750,000	$1,200,000
Deferred financing costs, net and other			(3,718)	(4,086)
Senior unsecured notes, net			746,282	1,195,914

Unsecured term loan	4.66%		800,000	800,000
Deferred financing costs, net and other			(3,705)	(4,052)
Unsecured term loan, net			796,295	795,948

Unsecured revolving credit facilities	3.88%		575,000	575,000

Total, net			$2,117,577	$2,566,862
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of March 31, 2025, $960,000 of our variable rate debt is subject to interest rate cap arrangements, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 5.07% and a weighted average remaining term of eight months.
(4)Includes additional 3.00% default interest on the 606 Broadway mortgage loan.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$711,943	$483,786
Net income (loss)	7,889	(786)
Other comprehensive (loss) income	(2,777)	3,682
Distributions	(493)	(28)
Redemption of Class A units for Vornado common shares, at redemption value	(45,151)	(2,489)
Redeemable Class A unit measurement adjustment	(54,535)	4,375
Other, net	6,065	7,427
Ending balance	$622,941	$495,967
As of March 31, 2025 and December 31, 2024, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $619,406,000 and $708,408,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,589,000 and $49,684,000 as of March 31, 2025 and December 31, 2024, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building (the "Farley Project"). As of March 31, 2025, a historic tax credit investor (the "Tax Credit Investor") has funded $208,407,000 of capital contributions to the Farley Project in connection with the development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three months ended March 31, 2025 and 2024.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$122,715	$154,662
Net loss	(7,432)	(7,487)
Ending balance	$115,283	$147,175

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended March 31,
	2025	2024
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$—
Preferred shares/units(1):
Convertible preferred:
6.5% Series A: authorized 9,180 shares/units(2)	0.8125	0.8125
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781
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
We anticipate that we will pay a common share dividend for 2025 in the fourth quarter, subject to approval by our Board of Trustees.
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
During the three months ended March 31, 2025, no shares were repurchased. In total, Vornado has repurchased 2,024,495 common shares at an average price per share of $14.40. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of March 31, 2025, $170,857,000 remained available and authorized for repurchases.

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

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Performance AO LTIP Units	$2,876	$3,463
LTIP Units	2,537	3,218
LTPP Units	484	630
OPP Units	125	208
	$6,022	$7,519
12.    Income (Loss) Per Share and Per Class A Unit
Vornado Realty Trust
Basic net income (loss) per common share is computed by dividing (i) net income (loss) attributable to common stockholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted income (loss) per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units are included in the calculation of diluted income (loss) per share using the if-converted method, if the effect is dilutive. Net income (loss) is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on income (loss) per common share.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Vornado	$102,368	$6,495
Preferred share dividends	(15,526)	(15,529)
Net income (loss) attributable to common shareholders	86,842	(9,034)
Distributions and earnings allocated to unvested participating securities	—	—
Numerator for basic income (loss) per common share	86,842	(9,034)
Impact of assumed conversion of dilutive convertible securities	283	—
Numerator for diluted income (loss) per common share	$87,125	$(9,034)

Denominator:
Denominator for basic income (loss) per common share - weighted average shares	191,371	190,429
Effect of dilutive securities(1):
Share-based payment awards	8,161	—
Convertible securities	1,203	—
Denominator for diluted income (loss) per common share - weighted average shares and assumed conversions	200,735	190,429

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.45	$(0.05)
Diluted	$0.43	$(0.05)
_____________________________________
(1)The calculation of diluted income (loss) per common share for the three months ended March 31, 2025 excluded 49 potential common share equivalents of our convertible securities, as their inclusion would be antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Income (Loss) Per Share and Per Class A Unit - continued
Vornado Realty L.P.
Basic net income (loss) per Class A unit is computed by dividing (i) net income (loss) attributable to Class A unitholders after allocation of distributions and undistributed earnings to participating securities by (ii) the weighted average number of Class A units outstanding for the period. Diluted earnings per unit reflects the dilutive impact of potential Class A units and is computed after allocation of earnings to participating securities. Vornado Realty L.P.’s participating securities include unvested LTIP Units and LTPP Units for which the applicable performance vesting conditions were satisfied. Equity awards subject to market and/or performance vesting conditions, including Vornado stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units, are included in the calculation of diluted income (loss) per Class A unit using the treasury stock method, if the effect is dilutive. Convertible securities, including Series A convertible preferred units, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units, are included in the calculation of diluted income (loss) per Class A unit using the if-converted method, if the effect is dilutive.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Vornado Realty L.P.	$110,257	$5,709
Preferred unit distributions	(15,555)	(15,558)
Net income (loss) attributable to Class A unitholders	94,702	(9,849)
Distributions and earnings allocated to unvested participating securities	(1,331)	—
Numerator for basic income (loss) per Class A unit	93,371	(9,849)
Impact of assumed conversion of dilutive convertible securities	283	—
Numerator for diluted income (loss) per Class A unit	$93,654	$(9,849)

Denominator:
Denominator for basic income (loss) per Class A unit - weighted average shares	205,761	204,873
Effect of dilutive securities(1):
Unit-based payment awards	8,161	—
Convertible securities	1,203	—
Denominator for diluted income (loss) per Class A unit - weighted average shares and assumed conversions	215,125	204,873

INCOME (LOSS) PER CLASS A UNIT:
Basic	$0.45	$(0.05)
Diluted	$0.44	$(0.05)
____________________
(1)The calculation of diluted income (loss) per Class A unit for the three months ended March 31, 2025 excluded 49 potential Class A unit equivalents of our convertible securities, as their inclusion would be antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of March 31, 2025 and December 31, 2024, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of March 31, 2025 and December 31, 2024, $263,988,000 and $261,443,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs was included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of March 31, 2025 and December 31, 2024, $54,708,000 and $52,530,000, respectively was included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of March 31, 2025 and December 31, 2024 was $321,696,000 and $316,973,000, respectively.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Project and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of March 31, 2025, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,807,906,000 and $2,751,906,000, respectively. As of December 31, 2024, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,804,481,000 and $2,738,539,000, respectively.
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

(Amounts in thousands)	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($16,400 included in restricted cash and $94,744 in other assets)	$111,144	$67,045	$—	$44,099
Loans receivable ($32,984 included in investments in partially owned entities and $54,708 in other assets)	87,692	—	—	87,692
Interest rate swaps and caps designated as a hedge (included in other assets)	56,037	—	56,037	—
Interest rate caps not designated as a hedge (included in other assets)	779	—	779	—
Total assets	$255,652	$67,045	$56,816	$131,791

Mandatorily redeemable instruments (included in other liabilities)	$49,589	$49,589	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	2,103	—	2,103	—
Interest rate caps not designated as a hedge (included in other liabilities)	557	—	557	—
Total liabilities	$52,249	$49,589	$2,660	$—

(Amounts in thousands)	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($8,958 included in restricted cash and $105,622 in other assets)	$114,580	$70,025	$—	$44,555
Loans receivable ($32,984 included in investments in partially owned entities and $52,335 in other assets)	85,319	—	—	85,319
Interest rate swaps and caps designated as a hedge (included in other assets)	88,982	—	88,982	—
Interest rate caps not designated as a hedge (included in other assets)	1,040	—	1,040	—
Total assets	$289,921	$70,025	$90,022	$129,874

Mandatorily redeemable instruments (included in other liabilities)	$49,684	$49,684	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	1,023	—	1,023	—
Interest rate caps not designated as a hedge (included in other liabilities)	1,040	—	1,040	—
Total liabilities	$51,747	$49,684	$2,063	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31, 2025
Beginning balance	$44,555
Sales	(724)
Realized and unrealized losses	(456)
Other, net	724
Ending balance	$44,099
Loans Receivable
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31, 2025
Beginning balance	$85,319
Funding	1,217
Interest accrual	1,156
Ending balance(1)	$87,692
____________________
(1)The fair value for $32,984 of the balance was determined by using a discounted cash flow model and Level 3 inputs, which include a terminal capitalization rate of 5.5% and a discount rate of 8.0% as of March 31, 2025. The terminal capitalization rate and discount rate disclosed reflect both the range and the weighted average. The fair value for the remaining balance at March 31, 2025 was based on comparable sales data.

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2025 and December 31, 2024.

(Amounts in thousands)	As of March 31, 2025						As of December 31, 2024
	Notional Amount		All-In Swapped Rate	Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset	Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan	$840,000	(1)	6.03%	05/26	$—	$1,149	$765	$—
770 Broadway mortgage loan	700,000		4.98%	07/27	13,911	—	21,332	—
PENN 11 mortgage loan	500,000		6.28%	10/25	—	231	17	282
Unsecured revolving credit facility	575,000		3.88%	08/27	12,056	—	18,510	—
Unsecured term loan	700,000		4.53%	(2)	6,218	—	10,128	—
100 West 33rd Street mortgage loan	480,000		5.26%	06/27	2,535	—	6,808	—
888 Seventh Avenue mortgage loan	200,000	(3)	4.76%	09/27	3,104	—	5,249	—
435 Seventh Avenue mortgage loan	75,000		6.96%	04/26	—	723	—	741
4 Union Square South mortgage loan(4)					—	—	12	—
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(5)	11/25	18,197	—	25,673	—
Various mortgage loans					16	—	488	—
					$56,037	$2,103	$88,982	$1,023
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

(3)The remaining $53,688 mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (6.12% as of March 31, 2025).
(4)On January 3, 2025, the $100,000 notional interest rate swap expired.
(5)SOFR cap strike rate of 1.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of March 31, 2025 and December 31, 2024.
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

(Amounts in thousands)	As of March 31, 2025			As of December 31, 2024
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$477,672		$478,000	$639,366		$639,000
Debt:
Mortgages payable	$5,702,807		$5,515,000	$5,707,176		$5,486,000
Senior unsecured notes	750,000		684,000	1,200,000		1,129,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$7,827,807	(1)	$7,574,000	$8,282,176	(1)	$7,990,000
____________________
(1)Excludes $35,711 and $39,300 of deferred financing costs, net and other as of March 31, 2025 and December 31, 2024, respectively.
15.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Interest on cash and cash equivalents and restricted cash	$6,961	$11,689
Interest on loans receivable	1,157	—
Income from real estate fund investments(1)	143	35
	$8,261	$11,724
____________________
(1)On November 6, 2024, the $145,000 non-recourse mortgage loan on The Lucida, a property owned by the Vornado Capital Partners Real Estate Fund, in which we own a 25% interest and consolidate, matured and was not repaid. As we have no carrying value or contingent liabilities related to The Lucida, this results in no impact to our consolidated financial statements.
16.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Interest expense	$93,848	$86,177
Capitalized interest and debt expense	(10,868)	(12,564)
Amortization of interest rate cap premiums	7,726	11,514
Amortization of deferred financing costs	5,110	5,351
	$95,816	$90,478

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
In January 2022, we exercised the second of three 25-year renewal options on our PENN 1 ground lease. The first renewal option period commenced June 2023 and, together with the second option exercise, extends the lease term through June 2073. The ground lease is subject to fair market value resets at each 25-year renewal period. On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000.
Further, litigation is currently pending between the parties in New York County Supreme Court relating to the matter. To date, the court denied our motion to dismiss the action and we have filed a notice of appeal. The Panel’s decision provides that if the fee owner prevails in a final judgment in the litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of March 31, 2025, the aggregate dollar amount of these guarantees is approximately $517,346,000, including the payment guarantee for the mortgage loan secured by 7 West 34th Street and partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of March 31, 2025, $50,141,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2025, the Tax Credit Investor has made $208,407,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of March 31, 2025, we had construction commitments aggregating approximately $49,176,000.
18.    Segment Information
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
Below is a summary of NOI at share by segment for the three months ended March 31, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended March 31, 2025
	Total	New York	Other
Total revenues	$461,579	$376,206	$85,373
Deduct: operating expenses(1)	(224,740)	(183,640)	(41,100)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,660)	(3,347)	(7,313)
Add: NOI from partially owned entities	67,111	64,098	3,013
NOI at share	$293,290	$253,317	$39,973

(Amounts in thousands)	For the Three Months Ended March 31, 2024
	Total	New York	Other
Total revenues	$436,375	$358,234	$78,141
Deduct: operating expenses(1)	(226,224)	(188,278)	(37,946)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,396)	(4,536)	(6,860)
Add: NOI from partially owned entities	70,369	67,709	2,660
NOI at share	$269,124	$233,129	$35,995
____________________
(1)Includes various expenses associated with operating our properties, including but not limited to: real estate taxes, ground rent, insurance, and utilities. Our CODM is not regularly provided with significant expense categories and amounts included within net operating income at share.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18.    Segment Information - continued
Below is a reconciliation of NOI at share to income before income taxes for the three months ended March 31, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
NOI at share	$293,290	$269,124
NOI attributable to noncontrolling interests in consolidated subsidiaries	10,660	11,396
NOI from partially owned entities	(67,111)	(70,369)
Net gains on disposition of wholly owned and partially owned assets	15,551	—
Interest and debt expense	(95,816)	(90,478)
Interest and other investment income, net	8,261	11,724
Income from partially owned entities	96,977	16,279
Transaction related costs and other	(43)	(653)
General and administrative expense	(38,597)	(37,897)
Depreciation and amortization expense	(116,155)	(108,659)
Income before income taxes	$107,017	$467

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.     Subsequent Events
1535 Broadway (Fifth Avenue and Times Square JV)
On April 14, 2025, the Fifth Avenue and Times Square JV completed a $450,000,000 financing of 1535 Broadway. The interest-only non-recourse loan bears interest at a fixed rate of 6.90% and matures in May 2030. After transaction costs and reserves, $407,000,000 of the net proceeds from the financing were used to partially redeem Vornado’s Fifth Avenue and Times Square JV preferred equity. In connection with the financing, the annual coupon for the remaining preferred equity interest in 1535 Broadway was increased to 5.75% from 4.75% through the maturity of the new loan and then will be based on a formulaic rate.
PENN 1 Ground Rent Reset Determination
On April 22, 2025, the Panel appointed to determine the ground rent payable for the PENN 1 land parcel for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000.
Further, litigation is currently pending between the parties in New York County Supreme Court relating to the matter. To date, the court denied our motion to dismiss the action and we have filed a notice of appeal. The Panel’s decision provides that if the fee owner prevails in a final judgment in the litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We were accruing $26,205,000 per annum of ground rent based on a previous estimate and therefore, in connection with the Panel’s determination, we reversed $17,240,000 of previously accrued rent expense during the three months ended March 31, 2025. Additionally, commencing in the first quarter of 2025, we are now paying based on the $15,000,000 annual rent.
770 Broadway
On May 5, 2025, we completed a master lease with New York University (“NYU”) to lease 1,076,000 square feet at 770 Broadway, on an “as is”, triple net basis for a 70-year lease term. Under the terms of the master lease, a rental agreement under Section 467 of the Internal Revenue Code, NYU made a prepaid lease payment of $935,000,000, and will also make annual lease payments of approximately $9,300,000 during the lease term. NYU has an option to purchase the leased premises in both 2055 and at the end of the lease term in 2095. NYU will assume the existing office leases and related tenant income at the property.
We used a portion of the prepaid lease payment to repay the $700,000,000 mortgage loan which previously encumbered the property.
In connection with the transaction, pursuant to GAAP, we will recognize an approximate $800,000,000 financial statement gain in the second quarter of 2025.
Vornado will retain the 92,000 square feet retail condominium leased to Wegmans.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of March 31, 2025, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2024 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
May 5, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; estimates of future rents; estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2025. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of March 31, 2025. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these factors.
Our business has been, and may continue to be, affected by interest rate fluctuations, the effects of inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.
Vornado Realty Trust
Quarter Ended March 31, 2025 Financial Results Summary
Net income attributable to common shareholders for the quarter ended March 31, 2025 was $86,842,000, or $0.43 per diluted share, compared to a net loss attributable to common shareholders of $9,034,000, or $0.05 per diluted share, for the prior year’s quarter. The increase is primarily due to the $76,162,000 net gain recognized upon the disposition of a portion of the 666 Fifth condominium to UNIQLO, and the $17,240,000 reversal of PENN 1 rent expense previously accrued following the April 2025 rent reset determination.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2025 was $135,039,000, or $0.67 per diluted share, compared to $104,129,000, or $0.53 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2025 and 2024 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2025 by $8,794,000, or $0.04 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions by $4,718,000, or $0.02 per diluted share, for the quarter ended March 31, 2024.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	$(11,028)	$—
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	3,205	4,134
Other	(1,735)	1,009
	(9,558)	5,143
Noncontrolling interests' share of above adjustments on a dilutive basis	764	(425)
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(8,794)	$4,718

Overview - continued
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

Three months ended March 31, 2025 compared to March 31, 2024	Total	New York		THE MART	555 California Street
Same store NOI at share % increase	3.5%	3.0%	(1)	9.7%	5.2%
Same store NOI at share - cash basis % increase (decrease)	0.9%	(0.7)%		16.7%	7.1%
____________________________
(1)Excludes the impact of the $17,240,000 reversal of previously accrued PENN 1 ground rent.
Calculations of same store NOI at share, reconciliations of our net income (loss) to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
PENN 1 Ground Rent Reset Determination
On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the PENN 1 land parcel for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000.
Further, litigation is currently pending between the parties in New York County Supreme Court relating to the matter. To date, the court denied our motion to dismiss the action and we have filed a notice of appeal. The Panel’s decision provides that if the fee owner prevails in a final judgment in the litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We were accruing $26,205,000 per annum of ground rent based on a previous estimate and therefore, in connection with the Panel’s determination, we reversed $17,240,000 of previously accrued rent expense during the three months ended March 31, 2025. Additionally, commencing in the first quarter of 2025, we are now paying based on the $15,000,000 annual rent.
Dispositions
666 Fifth Avenue (Fifth Avenue and Times Square JV)
On January 8, 2025, the Fifth Avenue and Times Square JV completed the sale to UNIQLO of the portion of its U.S. flagship store at 666 Fifth Avenue owned by the joint venture for $350,000,000 and realized net proceeds of $342,000,000. The net proceeds were used to partially redeem Vornado’s preferred equity on the asset. The joint venture continues to own 23,832 square feet of retail space (7,416 square feet at grade) at 666 Fifth Avenue consisting of the Abercrombie & Fitch and Tissot stores. We recognized a financial statement gain of $76,162,000, which is included in “income from partially owned entities” on our consolidated statements of income.
220 Central Park South
During the three months ended March 31, 2025, we closed on the sale of two condominium units and ancillary amenities at 220 CPS for net proceeds of $24,713,000, resulting in a financial statement net gain of $13,576,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,548,000 of income tax expense was recognized on our consolidated statements of income. Two units remain unsold, with a carrying value of $10,585,000 which is included in "other assets” on our consolidated balance sheets.
Financings
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

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Three Months Ended March 31, 2025
Total square feet leased	709	25	83	222
Our share of square feet leased:	685	18	83	155
Initial rent(1)	$95.53	$222.20	$51.33	$120.65
Weighted average lease term (years)	14.7	14.3	8.0	13.1
Second generation relet space:
Square feet	254	10	42	155
GAAP basis:
Straight-line rent(2)	$80.23	$139.99	$51.80	$132.08
Prior straight-line rent	$73.25	$108.59	$54.68	$110.28
Percentage increase (decrease)	9.5%	28.9%	(5.3)%	19.8%
Cash basis (non-GAAP):
Initial rent(1)	$84.72	$139.40	$51.67	$121.04
Prior escalated rent	$79.56	$112.57	$60.43	$117.37
Percentage increase (decrease)	6.5%	23.8%	(14.5)%	3.1%
Tenant improvements and leasing commissions:
Per square foot	$168.88	$377.61	$90.82	$229.71
Per square foot per annum	$11.49	$26.41	$11.35	$17.54
Percentage of initial rent	12.0%	11.9%	22.1%	14.5%
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

Overview - continued
Square Footage (in service) and Occupancy as of March 31, 2025

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	20,086	17,399	84.4%	(2)
Retail (includes retail properties that are in the base of our office properties)	49	(1)	2,343	1,941	72.2%
Residential - 1,642 units(3)	2	(1)	1,196	604	96.5%	(3)
Alexander's	5		2,067	670	94.7%	(3)
			25,692	20,614	83.5%
Other:
THE MART	2		3,696	3,694	78.2%
555 California Street	3		1,822	1,275	92.3%
Other	11		2,537	1,202	86.3%
			8,055	6,171

Total square feet as of March 31, 2025			33,747	26,785
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2024

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,714	16,024	88.8%
Retail (includes retail properties that are in the base of our office properties)	49	(1)	2,387	1,943	73.7%
Residential - 1,642 units(3)	2	(1)	1,196	604	96.6%	(3)
Alexander's	5		2,067	670	99.1%	(3)
			24,364	19,241	87.6%
Other:
THE MART	3		3,703	3,694	80.1%
555 California Street	3		1,821	1,275	92.0%
Other	11		2,537	1,202	86.5%
			8,061	6,171

Total square feet as of December 31, 2024			32,425	25,412
____________________
(1)Reflects the Office, Retail and Residential space within our 64 total New York properties as of March 31, 2025 and December 31, 2024.
(2)Decrease in occupancy due to PENN 2 being placed into service during the first quarter of 2025. Giving effect to the master lease with New York University at 770 Broadway completed in the second quarter of 2025, occupancy would be 87.4%.
(3)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. For the three months ended March 31, 2025, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended March 31, 2025 and 2024
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended March 31, 2025
	Total	New York	Other
Total revenues	$461,579	$376,206	$85,373
Operating expenses	(224,740)	(183,640)	(41,100)
NOI - consolidated	236,839	192,566	44,273
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,660)	(3,347)	(7,313)
Add: NOI from partially owned entities	67,111	64,098	3,013
NOI at share	293,290	253,317	39,973
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(23,919)	(25,747)	1,828
NOI at share - cash basis	$269,371	$227,570	$41,801

(Amounts in thousands)	For the Three Months Ended March 31, 2024
	Total	New York	Other
Total revenues	$436,375	$358,234	$78,141
Operating expenses	(226,224)	(188,278)	(37,946)
NOI - consolidated	210,151	169,956	40,195
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,396)	(4,536)	(6,860)
Add: NOI from partially owned entities	70,369	67,709	2,660
NOI at share	269,124	233,129	35,995
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,511)	(2,335)	824
NOI at share - cash basis	$267,613	$230,794	$36,819

NOI At Share by Segment for the Three Months Ended March 31, 2025 and 2024 - continued
The elements of our New York and Other NOI at share for the three months ended March 31, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
New York:
Office	$191,501	$167,988
Retail	46,115	47,466
Residential	6,192	5,968
Alexander's	9,509	11,707
Total New York	253,317	233,129

Other:
THE MART	15,916	14,486
555 California Street	17,843	16,529
Other investments	6,214	4,980
Total Other	39,973	35,995

NOI at share	$293,290	$269,124
The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
New York:
Office	$167,457	$166,370
Retail	43,727	43,873
Residential	5,848	5,690
Alexander's	10,538	14,861
Total New York	227,570	230,794

Other:
THE MART	17,517	14,949
555 California Street	18,137	16,938
Other investments	6,147	4,932
Total Other	41,801	36,819

NOI at share - cash basis	$269,371	$267,613

NOI At Share by Segment for the Three Months Ended March 31, 2025 and 2024 - continued
Reconciliation of Net Income (Loss) to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended March 31, 2025 and 2024
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three months ended March 31, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$99,824	$(6,273)
Depreciation and amortization expense	116,155	108,659
General and administrative expense	38,597	37,897
Transaction related costs and other	43	653
Income from partially owned entities	(96,977)	(16,279)
Interest and other investment income, net	(8,261)	(11,724)
Interest and debt expense	95,816	90,478
Net gains on disposition of wholly owned and partially owned assets	(15,551)	—
Income tax expense	7,193	6,740
NOI from partially owned entities	67,111	70,369
NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,660)	(11,396)
NOI at share	293,290	269,124
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(23,919)	(1,511)
NOI at share - cash basis	$269,371	$267,613
NOI At Share by Region

	For the Three Months Ended March 31,
	2025	2024
Region:
New York City metropolitan area	88%	88%
Chicago, IL	6%	6%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Three Months Ended March 31, 2025 Compared to March 31, 2024
Revenues
Our revenues were $461,579,000 for the three months ended March 31, 2025, compared to $436,375,000 for the prior year’s quarter, an increase of $25,204,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$870	$219	$651
Development and redevelopment	300	300	—
Trade shows	720	—	720
Same store operations	13,587	12,045	1,542
	15,477	12,564	2,913
Fee and other income:
BMS cleaning fees	696	(143)	839
Management and leasing fees	419	493	(74)
Other income	8,612	5,058	3,554
	9,727	5,408	4,319

Total increase in revenues	$25,204	$17,972	$7,232

Expenses
Our expenses were $378,446,000 for the three months ended March 31, 2025, compared to $377,953,000 for the prior year’s quarter, an increase of $493,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$(11,051)	$(11,058)	(1)	$7
Development and redevelopment	285	285		—
Non-reimbursable expenses	(1,805)	(1,805)		—
Trade shows	308	—		308
BMS expenses	956	117		839
Same store operations	9,823	7,823		2,000
	(1,484)	(4,638)		3,154
Depreciation and amortization:
Acquisitions, dispositions and other	8	8		—
Development and redevelopment	(75)	(75)		—
Same store operations	7,563	6,833		730
	7,496	6,766		730

General and administrative	700	207		493

Income from deferred compensation plan liability	(5,609)	—		(5,609)

Transaction related costs and other	(610)	—		(610)

Total increase (decrease) in expenses	$493	$2,335		$(1,842)
____________________
(1)Includes the $17,240 reversal of previously accrued PENN 1 ground rent expense. See page 40 for further details.

Results of Operations – Three Months Ended March 31, 2025 Compared to March 31, 2024 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2025	For the Three Months Ended March 31,
		2025	2024
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$5,837	$9,291
Return on preferred equity, net of our share of the expense		8,543	9,328
Net gain on sale (see page 40 for details)		76,162	—
		90,542	18,619
Alexander's	32.4%	5,556	6,334
Partially owned office buildings(1)	Various	(3,622)	(10,403)
Other investments(2)	Various	4,501	1,729
		$96,977	$16,279
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.

Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended March 31,
	2025	2024
Interest on cash and cash equivalents and restricted cash	$6,961	$11,689
Interest on loans receivable	1,157	—
Income from real estate fund investments	143	35
	$8,261	$11,724
Interest and Debt Expense
Interest and debt expense for the three months ended March 31, 2025 was $95,816,000, compared to $90,478,000 for the prior year’s quarter, an increase of $5,338,000. This was primarily due to (i) $11,618,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, partially offset by (ii) $3,978,000 of lower interest expense resulting from lower average debt balances and (iii) $3,788,000 of lower amortization of interest rate cap premiums.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended March 31, 2025 were $15,551,000, primarily consisting of $13,576,000 from the sale of two condominium units and ancillary amenities at 220 CPS.
Income Tax Expense
Income tax expense for the three months ended March 31, 2025 was $7,193,000, compared to $6,740,000 for the prior year’s quarter, an increase of $453,000. This was primarily due to higher income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $10,433,000 for the three months ended March 31, 2025, compared to $11,982,000 for the prior year’s quarter, a decrease of $1,549,000.

Results of Operations – Three Months Ended March 31, 2025 Compared to March 31, 2024
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended March 31, 2025 compared to March 31, 2024.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended March 31, 2025	$293,290	$253,317	$15,916	$17,843	$6,214
Less NOI at share from:
Dispositions	(221)	(153)	(68)	—	—
Development properties	(6,730)	(6,730)	—	—	—
Other non-same store income, net	(27,536)	(20,866)	—	(456)	(6,214)
Same store NOI at share for the three months ended March 31, 2025	$258,803	$225,568	$15,848	$17,387	$—

NOI at share for the three months ended March 31, 2024	$269,124	$233,129	$14,486	$16,529	$4,980
Less NOI at share from:
Dispositions	(3,408)	(3,374)	(34)	—	—
Development properties	(9,727)	(9,727)	—	—	—
Other non-same store income, net	(6,029)	(1,049)	—	—	(4,980)
Same store NOI at share for the three months ended March 31, 2024	$249,960	$218,979	$14,452	$16,529	$—

Increase in same store NOI at share	$8,843	$6,589	$1,396	$858	$—

% increase in same store NOI at share	3.5%	3.0%	9.7%	5.2%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2025	$269,371	$227,570	$17,517	$18,137	$6,147
Less NOI at share - cash basis from:
Dispositions	(223)	(153)	(70)	—	—
Development properties	(6,489)	(6,489)	—	—	—
Other non-same store income, net	(11,631)	(5,484)	—	—	(6,147)
Same store NOI at share - cash basis for the three months ended March 31, 2025	$251,028	$215,444	$17,447	$18,137	$—

NOI at share - cash basis for the three months ended March 31, 2024	$267,613	$230,794	$14,949	$16,938	$4,932
Less NOI at share - cash basis from:
Dispositions	(2,894)	(2,895)	1	—	—
Development properties	(9,244)	(9,244)	—	—	—
Other non-same store income, net	(6,598)	(1,666)	—	—	(4,932)
Same store NOI at share - cash basis for the three months ended March 31, 2024	$248,877	$216,989	$14,950	$16,938	$—

Increase (decrease) in same store NOI at share - cash basis	$2,151	$(1,545)	$2,497	$1,199	$—

% increase (decrease) in same store NOI at share - cash basis	0.9%	(0.7)%	16.7%	7.1%	0.0%

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
As of March 31, 2025, we had $2.3 billion of liquidity comprised of $807.0 million of cash and cash equivalents and restricted cash and $1.5 billion available on our $2.2 billion revolving credit facilities. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2025 in the fourth quarter, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. As of March 31, 2025, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $806,888,000 as of March 31, 2025, a $142,731,000 decrease from the balance as of December 31, 2024.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2025	2024
Net cash provided by operating activities	$52,034	$31,485	$20,549
Net cash provided by (used in) investing activities	275,501	(128,625)	404,126
Net cash used in financing activities	(470,266)	(15,524)	(454,742)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the three months ended March 31, 2025, net cash provided by operating activities of $52,034,000 was comprised of $154,399,000 of cash from operations, including distributions of income from partially owned entities of $28,382,000, and a net decrease of $102,365,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash provided by (used in) investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash provided by (used in) investing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2025	2024
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	$342,000	$—	$342,000
Additions to real estate	(42,192)	(51,307)	9,115
Development costs and construction in progress	(40,934)	(75,292)	34,358
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,713	—	24,713
Investments in partially owned entities	(12,284)	(2,026)	(10,258)
Proceeds from sales of real estate	4,198	—	4,198
Net cash provided by (used in) investing activities	$275,501	$(128,625)	$404,126

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2025	2024
Repayments of borrowings	$(574,368)	$—	$(574,368)
Proceeds from borrowings	120,000	—	120,000
Dividends paid on preferred shares/Distributions to preferred unitholders	(15,526)	(15,529)	3
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(504)	(106)	(398)
Contributions from noncontrolling interests in consolidated subsidiaries	53	270	(217)
Deferred financing costs	—	(279)	279
Other financing activity, net	79	120	(41)
Net cash used in financing activities	$(470,266)	$(15,524)	$(454,742)
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
PENN District
PENN 2
We are redeveloping PENN 2, a 1,815,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $708,267,000 of cash has been expended as of March 31, 2025.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $75,189,000 of cash has been expended as of March 31, 2025.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture to develop Pier 94 into a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing ($60,400,000 drawn as of March 31, 2025) and $166,800,000 of equity contributions. Our share of equity contributions was funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. During 2024, we fully funded our share of equity and cash contributions.

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

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
In January 2022, we exercised the second of three 25-year renewal options on our PENN 1 ground lease. The first renewal option period commenced June 2023 and, together with the second option exercise, extends the lease term through June 2073. The ground lease is subject to fair market value resets at each 25-year renewal period. On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000.
Further, litigation is currently pending between the parties in New York County Supreme Court relating to the matter. To date, the court denied our motion to dismiss the action and we have filed a notice of appeal. The Panel’s decision provides that if the fee owner prevails in a final judgment in the litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of March 31, 2025, the aggregate dollar amount of these guarantees is approximately $517,346,000, including the payment guarantee for the mortgage loan secured by 7 West 34th Street and partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.
As of March 31, 2025, $50,141,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2025, the Tax Credit Investor has made $208,407,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of March 31, 2025, we had construction commitments aggregating approximately $49,176,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income (loss) per share are disclosed in Note 12 – Income (Loss) Per Share and Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three months ended March 31, 2025 and 2024.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2025	2024
Reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$86,842	$(9,034)
Per diluted share	$0.43	$(0.05)
FFO adjustments:
Depreciation and amortization of real property	$104,257	$96,783
Our share of partially owned entities:
Net gain on sale of real estate	(77,008)	—
Depreciation and amortization of real property	24,525	26,163
FFO adjustments, net	51,774	122,946
Impact of assumed conversion of dilutive convertible securities	310	388
Noncontrolling interests' share of above adjustments on a dilutive basis	(3,887)	(10,171)
FFO attributable to common shareholders plus assumed conversions	$135,039	$104,129
Per diluted share	$0.67	$0.53

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,371	190,429
Effect of dilutive securities:
Share-based payment awards	8,161	4,204
Convertible securities	1,252	1,848
Denominator for FFO per diluted share	200,784	196,481

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of March 31, 2025
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$6,520,000	4.34%	$—
Variable rate(4)	1,307,807	5.92%(5)	7,937
	$7,827,807	4.61%	$7,937
Pro rata share of debt of non-consolidated entities:
Fixed rate	$2,028,822	4.85%	$—
Variable rate(6)	458,282	6.39%	2,317
	$2,487,104	5.13%	$2,317
Noncontrolling interests' share of consolidated subsidiaries			(3,971)
Total change in annual net income attributable to the Operating Partnership			6,283
Noncontrolling interests’ share of the Operating Partnership			(522)
Total change in annual net income attributable to Vornado			$5,761
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.03
Total change in annual net income attributable to Vornado per diluted common share			$0.03
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $960,000, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 5.07% and a weighted average remaining term of eight months.
(5)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
(6)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $243,617 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.16% and a weighted average remaining term of six months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2025, the estimated fair value of our consolidated debt was $7,574,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2025.

(Amounts in thousands)						Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	6.03%	05/26
770 Broadway mortgage loan	700,000	S+225	700,000		4.98%	07/27
PENN 11 mortgage loan	500,000	S+206	500,000		6.28%	10/25
Unsecured revolving credit facility	575,000	S+115	575,000		3.88%	08/27
Unsecured term loan:	800,000	S+130
In-place swap through 7/25			700,000		4.53%	07/25
In-place swap through 10/26			550,000		4.36%	10/26
In-place swap through 8/27			50,000		4.04%	08/27
100 West 33rd Street mortgage loan	480,000	S+185	480,000		5.26%	06/27
888 Seventh Avenue mortgage loan	253,688	S+180	200,000		4.76%	09/27
435 Seventh Avenue mortgage loan	75,000	S+210	75,000		6.96%	04/26

					Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000	S+162	950,000		1.00%	11/25
One Park Avenue mortgage loan	525,000	S+122	525,000		4.39%	03/26
150 West 34th Street mortgage loan	75,000	S+215	75,000		5.00%	02/26
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of March 31, 2025.

(Amounts in thousands and at share)					Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swaps:
280 Park Avenue (50.0% interest)	$537,500	S+178	$537,500	5.84%	09/28
731 Lexington Avenue retail condominium (32.4% interest)	97,200	S+151	97,200	1.76%	05/25

				Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	75,543	S+146	75,543	4.39%	01/26
512 West 22nd Street (55.0% interest)	68,581	S+235	68,581	4.50%	06/25
Rego Park II (32.4% interest)	65,368	S+145	65,368	4.15%	12/25
Fashion Centre Mall/Washington Tower (7.5% interest)	34,125	S+305	34,125	3.00%	05/25

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, such disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended March 31, 2025, Vornado issued 1,102,573 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P., and conversions of Vornado stock options. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The consideration received included $35,949 in cash proceeds.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. There were no share repurchases during the three months ended March 31, 2025. As of March 31, 2025, $170,857,000 remained available and authorized for repurchases.
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended March 31, 2025, Vornado Realty L.P. issued 34,463 Class A units to satisfy conversions of LTIP Units.
All of the securities referred to above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: May 5, 2025	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: May 5, 2025	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)