Form 10-Q
period 2025-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2025-08-04
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2025
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of June 30, 2025, 192,040,522 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	June 30, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land	$2,385,812	$2,434,209
Buildings and improvements	10,560,211	10,439,113
Development costs and construction in progress	872,493	1,097,395
Leasehold improvements and equipment	112,832	120,915
Total	13,931,348	14,091,632
Less accumulated depreciation and amortization	(4,028,816)	(4,025,349)
Real estate, net	9,902,532	10,066,283
Right-of-use assets	677,249	678,804
Net investment in lease	165,634	—
Cash and cash equivalents	1,204,863	733,947
Restricted cash	158,435	215,672
Tenant and other receivables	65,210	58,853
Investments in partially owned entities	2,003,206	2,691,478
Receivable arising from the straight-lining of rents	700,392	707,020
Deferred leasing costs, net of accumulated amortization of $223,946 and $268,532	326,688	354,882
Identified intangible assets, net of accumulated amortization of $78,836 and $75,002	114,381	118,215
Other assets	289,906	373,454
	$15,608,496	$15,998,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,977,526	$5,676,014
Senior unsecured notes, net	746,588	1,195,914
Unsecured term loan, net	796,643	795,948
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	710,261	749,759
Accounts payable and accrued expenses	336,524	374,013
Deferred compensation plan	104,765	114,580
Other liabilities	347,131	345,511
Total liabilities	8,594,438	9,826,739
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,708,413 and 16,850,803 units outstanding	638,930	708,408
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	642,465	711,943
Redeemable noncontrolling interest in a consolidated subsidiary	107,632	122,715
Total redeemable noncontrolling interests	750,097	834,658
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,789,180 shares	1,182,364	1,182,364
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 192,040,522 and 190,846,580 shares	7,682	7,634
Additional capital	8,203,781	8,052,793
Earnings less than distributions	(3,311,586)	(4,142,249)
Accumulated other comprehensive income	9,857	57,700
Total shareholders' equity	6,092,098	5,158,242
Noncontrolling interests in consolidated subsidiaries	171,863	178,969
Total equity	6,263,961	5,337,211
	$15,608,496	$15,998,608
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Rental revenues	$382,252	$393,595	$787,007	$782,873
Fee and other income	59,185	56,671	116,009	103,768
Total revenues	441,437	450,266	903,016	886,641
EXPENSES:
Operating	(219,348)	(229,380)	(444,088)	(455,604)
Depreciation and amortization	(115,574)	(109,774)	(231,729)	(218,433)
General and administrative	(39,978)	(38,475)	(78,575)	(76,372)
Expense from deferred compensation plan liability	(3,123)	(1,398)	(2,034)	(5,918)
Transaction related costs and other	(721)	(3,361)	(764)	(4,014)
Total expenses	(378,744)	(382,388)	(757,190)	(760,341)

Income from partially owned entities	16,671	47,949	113,648	64,228
Interest and other investment income, net	11,056	10,511	19,317	22,235
Income from deferred compensation plan assets	3,123	1,398	2,034	5,918
Interest and debt expense	(87,929)	(98,401)	(183,745)	(188,879)
Gain on sales-type lease	803,248	—	803,248	—
Net gains on disposition of wholly owned and partially owned assets	8,488	16,048	24,039	16,048
Income before income taxes	817,350	45,383	924,367	45,850
Income tax expense	(4,123)	(5,284)	(11,316)	(12,024)
Net income	813,227	40,099	913,051	33,826
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	10,981	13,890	21,414	25,872
Operating Partnership	(64,863)	(3,200)	(72,752)	(2,414)
Net income attributable to Vornado	759,345	50,789	861,713	57,284
Preferred share dividends	(15,526)	(15,529)	(31,052)	(31,058)
NET INCOME attributable to common shareholders	$743,819	$35,260	$830,661	$26,226

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$3.87	$0.19	$4.33	$0.14
Weighted average shares outstanding	191,984	190,492	191,680	190,460

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$3.70	$0.18	$4.14	$0.13
Weighted average shares outstanding	201,066	194,405	200,927	194,518

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$813,227	$40,099	$913,051	$33,826
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate hedges and other	(15,080)	1,192	(41,142)	49,401
Other comprehensive loss of nonconsolidated subsidiaries	(3,668)	(1,685)	(11,251)	(2,227)
Comprehensive income	794,479	39,606	860,658	81,000
Less comprehensive (income) loss attributable to noncontrolling interests	(52,264)	10,067	(46,756)	15,991
Comprehensive income attributable to Vornado	$742,215	$49,673	$813,902	$96,991
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amount)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2025:
Balance as of March 31, 2025	48,789	$1,182,364	191,949	$7,678	$8,152,507	$(4,055,415)	$26,984	$175,851	$5,489,969
Net income attributable to Vornado	—	—	—	—	—	759,345	—	—	759,345
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(3,987)	(3,987)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,526)	—	—	(15,526)
Common shares issued upon redemption of Class A units, at redemption value	—	—	92	4	3,423	—	—	—	3,427
Contributions	—	—	—	—	—	—	—	620	620
Distributions	—	—	—	—	—	—	—	(177)	(177)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(3,668)	—	(3,668)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(15,080)	—	(15,080)
Redeemable Class A unit measurement adjustment	—	—	—	—	47,851	—	2	—	47,853
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	1,494	—	1,494
Consolidated subsidiaries	—	—	—	—	—	—	124	(124)	—
Other	—	—	—	—	—	10	1	(320)	(309)
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$7,682	$8,203,781	$(3,311,586)	$9,857	$171,863	$6,263,961

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2024:
Balance as of March 31, 2024	48,793	$1,182,459	190,483	$7,598	$8,261,568	$(4,018,454)	$105,916	$195,081	$5,734,168
Net income attributable to Vornado	—	—	—	—	—	50,789	—	—	50,789
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(5,487)	(5,487)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued upon redemption of Class A units, at redemption value	—	—	22	1	550	—	—	—	551
Contributions	—	—	—	—	—	—	—	1,488	1,488
Distributions	—	—	—	—	—	—	—	(107)	(107)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(1,685)	—	(1,685)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	1,192	—	1,192
Redeemable Class A unit measurement adjustment	—	—	—	—	52,539	—	(21)	—	52,518
Other comprehensive loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	100	—	100
Consolidated subsidiaries	—	—	—	—	—	—	(723)	723	—
Other	—	—	—	—	—	—	—	1	1
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$7,599	$8,314,657	$(3,983,194)	$104,779	$191,699	$5,817,999
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amount)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado	—	—	—	—	—	861,713	—	—	861,713
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(6,988)	(6,988)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(31,052)	—	—	(31,052)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	1,193	48	48,530	—	—	—	48,578
Under employees’ share option plan	—	—	1	—	36	—	—	—	36
Contributions	—	—	—	—	—	—	—	673	673
Distributions	—	—	—	—	—	—	—	(186)	(186)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(11,251)	—	(11,251)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(41,142)	—	(41,142)
Redeemable Class A unit measurement adjustment	—	—	—	—	102,422	—	(34)	—	102,388
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	4,271	—	4,271
Consolidated subsidiaries	—	—	—	—	—	—	311	(311)	—
Other	—	—	—	—	—	2	2	(294)	(290)
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$7,682	$8,203,781	$(3,311,586)	$9,857	$171,863	$6,263,961

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado	—	—	—	—	—	57,284	—	—	57,284
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(9,982)	(9,982)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(31,058)	—	—	(31,058)
Common shares issued upon redemption of Class A units, at redemption value	—	—	115	5	3,035	—	—	—	3,040
Contributions	—	—	—	—	—	—	—	1,758	1,758
Distributions	—	—	—	—	—	—	—	(185)	(185)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(2,227)	—	(2,227)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	49,401	—	49,401
Redeemable Class A unit measurement adjustment	—	—	—	—	48,186	—	(43)	—	48,143
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(3,582)	—	(3,582)
Consolidated subsidiaries	—	—	—	—	—	—	(3,885)	3,885	—
Other	—	—	(1)	—	145	(25)	—	1	121
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$7,599	$8,314,657	$(3,983,194)	$104,779	$191,699	$5,817,999
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$913,051	$33,826
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid lease payment (net of initial direct costs)	901,409	—
Gain on sales-type lease	(803,248)	—
Depreciation and amortization (including amortization of deferred financing costs)	241,538	229,797
Equity in net income of partially owned entities	(113,648)	(64,228)
Distributions of income from partially owned entities	54,205	54,618
Net gains on disposition of wholly owned and partially owned assets	(24,039)	(16,048)
Straight-lining of rents	(19,706)	(4,372)
Amortization of interest rate cap premiums	14,176	22,720
Stock-based compensation expense	13,541	16,269
Change in deferred tax liability	4,488	5,879
Amortization of below-market leases, net	(184)	(1,910)
Other non-cash adjustments	4,022	6,304
Changes in operating assets and liabilities:
Tenant and other receivables	(5,265)	(2,840)
Prepaid assets	14,578	(6,965)
Other assets	(48,632)	(48,272)
Lease liabilities	(39,498)	8,903
Accounts payable and accrued expenses	(20,388)	(13,074)
Other liabilities	(7,454)	5,557
Net cash provided by operating activities	1,078,946	226,164

Cash Flows from Investing Activities:
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	749,000	—
Additions to real estate	(152,513)	(112,578)
Development costs and construction in progress	(82,064)	(138,076)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,839	31,605
Acquisitions of real estate and other	(22,771)	—
Proceeds from sales of real estate	22,308	2,000
Investments in partially owned entities	(16,967)	(90,051)
Distributions of capital from partially owned entities	3,323	—
Net cash provided by (used in) investing activities	525,155	(307,100)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,278,232)	$(95,696)
Proceeds from borrowings	120,000	75,000
Dividends paid on preferred shares	(31,052)	(31,058)
Distributions to noncontrolling interests	(1,365)	(242)
Contributions from noncontrolling interests	673	1,758
Deferred financing costs	(470)	(13,649)
Other financing activity, net	24	93
Net cash used in financing activities	(1,190,422)	(63,794)
Net increase (decrease) in cash and cash equivalents and restricted cash	413,679	(144,730)
Cash and cash equivalents and restricted cash at beginning of period	949,619	1,261,584
Cash and cash equivalents and restricted cash at end of period	$1,363,298	$1,116,854

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$733,947	$997,002
Restricted cash at beginning of period	215,672	264,582
Cash and cash equivalents and restricted cash at beginning of period	$949,619	$1,261,584

Cash and cash equivalents at end of period	$1,204,863	$872,609
Restricted cash at end of period	158,435	244,245
Cash and cash equivalents and restricted cash at end of period	$1,363,298	$1,116,854

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$167,233	$152,212
Cash payments for income taxes	$3,627	$4,436

Non-Cash Information:
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real estate	$172,120	$—
Receivable arising from the straight-lining of rents	26,362	—
Deferred leasing costs, net of accumulated amortization	60,308	—
Other	7,322	—
Redeemable Class A unit measurement adjustment	102,388	48,143
Write-off of fully depreciated assets	(68,003)	(47,840)
Change in fair value of consolidated interest rate hedges and other	(41,142)	49,401
Accrued capital expenditures included in accounts payable and accrued expenses	21,323	25,997
Reclassification of assets held for sale (included in "other assets")	—	15,224
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	June 30, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land	$2,385,812	$2,434,209
Buildings and improvements	10,560,211	10,439,113
Development costs and construction in progress	872,493	1,097,395
Leasehold improvements and equipment	112,832	120,915
Total	13,931,348	14,091,632
Less accumulated depreciation and amortization	(4,028,816)	(4,025,349)
Real estate, net	9,902,532	10,066,283
Right-of-use assets	677,249	678,804
Net investment in lease	165,634	—
Cash and cash equivalents	1,204,863	733,947
Restricted cash	158,435	215,672
Tenant and other receivables	65,210	58,853
Investments in partially owned entities	2,003,206	2,691,478
Receivable arising from the straight-lining of rents	700,392	707,020
Deferred leasing costs, net of accumulated amortization of $223,946 and $268,532	326,688	354,882
Identified intangible assets, net of accumulated amortization of $78,836 and $75,002	114,381	118,215
Other assets	289,906	373,454
	$15,608,496	$15,998,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,977,526	$5,676,014
Senior unsecured notes, net	746,588	1,195,914
Unsecured term loan, net	796,643	795,948
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	710,261	749,759
Accounts payable and accrued expenses	336,524	374,013
Deferred compensation plan	104,765	114,580
Other liabilities	347,131	345,511
Total liabilities	8,594,438	9,826,739
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,708,413 and 16,850,803 units outstanding	638,930	708,408
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	642,465	711,943
Redeemable noncontrolling interest in a consolidated subsidiary	107,632	122,715
Total redeemable noncontrolling interests	750,097	834,658
Partners' equity:
Partners' capital	9,393,827	9,242,791
Earnings less than distributions	(3,311,586)	(4,142,249)
Accumulated other comprehensive income	9,857	57,700
Total partners' equity	6,092,098	5,158,242
Noncontrolling interests in consolidated subsidiaries	171,863	178,969
Total equity	6,263,961	5,337,211
	$15,608,496	$15,998,608
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Rental revenues	$382,252	$393,595	$787,007	$782,873
Fee and other income	59,185	56,671	116,009	103,768
Total revenues	441,437	450,266	903,016	886,641
EXPENSES:
Operating	(219,348)	(229,380)	(444,088)	(455,604)
Depreciation and amortization	(115,574)	(109,774)	(231,729)	(218,433)
General and administrative	(39,978)	(38,475)	(78,575)	(76,372)
Expense from deferred compensation plan liability	(3,123)	(1,398)	(2,034)	(5,918)
Transaction related costs and other	(721)	(3,361)	(764)	(4,014)
Total expenses	(378,744)	(382,388)	(757,190)	(760,341)

Income from partially owned entities	16,671	47,949	113,648	64,228
Interest and other investment income, net	11,056	10,511	19,317	22,235
Income from deferred compensation plan assets	3,123	1,398	2,034	5,918
Interest and debt expense	(87,929)	(98,401)	(183,745)	(188,879)
Gain on sales-type lease	803,248	—	803,248	—
Net gains on disposition of wholly owned and partially owned assets	8,488	16,048	24,039	16,048
Income before income taxes	817,350	45,383	924,367	45,850
Income tax expense	(4,123)	(5,284)	(11,316)	(12,024)
Net income	813,227	40,099	913,051	33,826
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	10,981	13,890	21,414	25,872
Net income attributable to Vornado Realty L.P.	824,208	53,989	934,465	59,698
Preferred unit distributions	(15,554)	(15,557)	(31,109)	(31,115)
NET INCOME attributable to Class A unitholders	$808,654	$38,432	$903,356	$28,583

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$3.87	$0.19	$4.33	$0.14
Weighted average units outstanding	205,809	204,960	205,785	204,917

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$3.71	$0.18	$4.15	$0.13
Weighted average units outstanding	214,891	208,873	215,032	208,975
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$813,227	$40,099	$913,051	$33,826
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate hedges and other	(15,080)	1,192	(41,142)	49,401
Other comprehensive loss of nonconsolidated subsidiaries	(3,668)	(1,685)	(11,251)	(2,227)
Comprehensive income	794,479	39,606	860,658	81,000
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	11,105	13,167	21,725	21,987
Comprehensive income attributable to Vornado Realty L.P.	$805,584	$52,773	$882,383	$102,987

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amount)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2025:
Balance as of March 31, 2025	48,789	$1,182,364	191,949	$8,160,185	$(4,055,415)	$26,984	$175,851	$5,489,969
Net income attributable to Vornado Realty L.P.	—	—	—	—	824,208	—	—	824,208
Net income attributable to redeemable partnership units	—	—	—	—	(64,863)	—	—	(64,863)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(3,987)	(3,987)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,526)	—	—	(15,526)
Upon redemption of redeemable Class A units, at redemption value	—	—	92	3,427	—	—	—	3,427
Contributions	—	—	—	—	—	—	620	620
Distributions	—	—	—	—	—	—	(177)	(177)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(3,668)	—	(3,668)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(15,080)	—	(15,080)
Redeemable Class A unit measurement adjustment	—	—	—	47,851	—	2	—	47,853
Other comprehensive loss attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	1,494	—	1,494
Consolidated subsidiaries	—	—	—	—	—	124	(124)	—
Other	—	—	—	—	10	1	(320)	(309)
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$8,211,463	$(3,311,586)	$9,857	$171,863	$6,263,961

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2024:
Balance as of March 31, 2024	48,793	$1,182,459	190,483	$8,269,166	$(4,018,454)	$105,916	$195,081	$5,734,168
Net income attributable to Vornado Realty L.P.	—	—	—	—	53,989	—	—	53,989
Net income attributable to redeemable partnership units	—	—	—	—	(3,200)	—	—	(3,200)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(5,487)	(5,487)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units redeemed for common shares	—	—	22	551	—	—	—	551
Contributions	—	—	—	—	—	—	1,488	1,488
Distributions	—	—	—	—	—	—	(107)	(107)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(1,685)	—	(1,685)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	1,192	—	1,192
Redeemable Class A unit measurement adjustment	—	—	—	52,539	—	(21)	—	52,518
Other comprehensive loss (income) attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	100	—	100
Consolidated subsidiaries	—	—	—	—	—	(723)	723	—
Other	—	—	—	—	—	—	1	1
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$8,322,256	$(3,983,194)	$104,779	$191,699	$5,817,999
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amount)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado Realty L.P.	—	—	—	—	934,465	—	—	934,465
Net income attributable to redeemable partnership units	—	—	—	—	(72,752)	—	—	(72,752)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(6,988)	(6,988)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(31,052)	—	—	(31,052)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	1,193	48,578	—	—	—	48,578
Under Vornado's employees' share option plan	—	—	1	36	—	—	—	36
Contributions	—	—	—	—	—	—	673	673
Distributions	—	—	—	—	—	—	(186)	(186)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(11,251)	—	(11,251)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(41,142)	—	(41,142)
Redeemable Class A unit measurement adjustment	—	—	—	102,422	—	(34)	—	102,388
Other comprehensive loss attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	4,271	—	4,271
Consolidated subsidiaries	—	—	—	—	—	311	(311)	—
Other	—	—	—	—	2	2	(294)	(290)
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$8,211,463	$(3,311,586)	$9,857	$171,863	$6,263,961

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado Realty L.P.	—	—	—	—	59,698	—	—	59,698
Net income attributable to redeemable partnership units	—	—	—	—	(2,414)	—	—	(2,414)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(9,982)	(9,982)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(31,058)	—	—	(31,058)
Class A units redeemed for common shares	—	—	115	3,040	—	—	—	3,040
Contributions	—	—	—	—	—	—	1,758	1,758
Distributions	—	—	—	—	—	—	(185)	(185)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(2,227)	—	(2,227)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	49,401	—	49,401
Redeemable Class A unit measurement adjustment	—	—	—	48,186	—	(43)	—	48,143
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(3,582)	—	(3,582)
Consolidated subsidiaries	—	—	—	—	—	(3,885)	3,885	—
Other	—	—	(1)	145	(25)	—	1	121
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$8,322,256	$(3,983,194)	$104,779	$191,699	$5,817,999
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$913,051	$33,826
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid lease payment (net of initial direct costs)	901,409	—
Gain on sales-type lease	(803,248)	—
Depreciation and amortization (including amortization of deferred financing costs)	241,538	229,797
Equity in net income of partially owned entities	(113,648)	(64,228)
Distributions of income from partially owned entities	54,205	54,618
Net gains on disposition of wholly owned and partially owned assets	(24,039)	(16,048)
Straight-lining of rents	(19,706)	(4,372)
Amortization of interest rate cap premiums	14,176	22,720
Stock-based compensation expense	13,541	16,269
Change in deferred tax liability	4,488	5,879
Amortization of below-market leases, net	(184)	(1,910)
Other non-cash adjustments	4,022	6,304
Changes in operating assets and liabilities:
Tenant and other receivables	(5,265)	(2,840)
Prepaid assets	14,578	(6,965)
Other assets	(48,632)	(48,272)
Lease liabilities	(39,498)	8,903
Accounts payable and accrued expenses	(20,388)	(13,074)
Other liabilities	(7,454)	5,557
Net cash provided by operating activities	1,078,946	226,164

Cash Flows from Investing Activities:
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	749,000	—
Additions to real estate	(152,513)	(112,578)
Development costs and construction in progress	(82,064)	(138,076)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,839	31,605
Acquisitions of real estate and other	(22,771)	—
Proceeds from sales of real estate	22,308	2,000
Investments in partially owned entities	(16,967)	(90,051)
Distributions of capital from partially owned entities	3,323	—
Net cash provided by (used in) investing activities	525,155	(307,100)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,278,232)	$(95,696)
Proceeds from borrowings	120,000	75,000
Distributions to preferred unitholders	(31,052)	(31,058)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(1,365)	(242)
Contributions from noncontrolling interests in consolidated subsidiaries	673	1,758
Deferred financing costs	(470)	(13,649)
Other financing activity, net	24	93
Net cash used in financing activities	(1,190,422)	(63,794)
Net increase (decrease) in cash and cash equivalents and restricted cash	413,679	(144,730)
Cash and cash equivalents and restricted cash at beginning of period	949,619	1,261,584
Cash and cash equivalents and restricted cash at end of period	$1,363,298	$1,116,854

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$733,947	$997,002
Restricted cash at beginning of period	215,672	264,582
Cash and cash equivalents and restricted cash at beginning of period	$949,619	$1,261,584

Cash and cash equivalents at end of period	$1,204,863	$872,609
Restricted cash at end of period	158,435	244,245
Cash and cash equivalents and restricted cash at end of period	$1,363,298	$1,116,854

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$167,233	$152,212
Cash payments for income taxes	$3,627	$4,436

Non-Cash Information:
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real estate	$172,120	$—
Receivable arising from the straight-lining of rents	26,362	—
Deferred leasing costs, net of accumulated amortization	60,308	—
Other	7,322	—
Redeemable Class A unit measurement adjustment	102,388	48,143
Write-off of fully depreciated assets	(68,003)	(47,840)
Change in fair value of consolidated interest rate hedges and other	(41,142)	49,401
Accrued capital expenditures included in accounts payable and accrued expenses	21,323	25,997
Reclassification of assets held for sale (included in "other assets")	—	15,224
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of June 30, 2025. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which provides updates to clarify business combinations involving the exchange of equity interests when the legal entity is a VIE that meets the definition of a business. The guidance should be applied prospectively, effective for the fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2026, with early adoption permitted. We will apply the guidance in this update to evaluate future business combinations involving a VIE.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and six months ended June 30, 2025 and 2024 is set forth in Note 19 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2025				For the Three Months Ended June 30, 2024
	Total	New York	Other		Total	New York	Other
Property rentals	$360,167	$291,349	$68,818		$372,186	$302,780	$69,406
Trade shows	6,415	—	6,415		7,061	—	7,061
Sales-type lease income(1)	1,594	1,594	—		—	—	—
Lease revenues(2)	368,176	292,943	75,233		379,247	302,780	76,467
Tenant services	9,084	6,506	2,578		9,604	6,373	3,231
Parking revenues	4,992	3,941	1,051		4,744	3,750	994
Rental revenues	382,252	303,390	78,862		393,595	312,903	80,692
BMS cleaning fees	37,431	39,744	(2,313)	(3)	38,465	40,689	(2,224)	(3)
Management and leasing fees	2,926	3,150	(224)		6,709	6,911	(202)
Other income	18,828	11,883	6,945		11,497	7,075	4,422
Fee and other income	59,185	54,777	4,408		56,671	54,675	1,996
Total revenues	$441,437	$358,167	$83,270		$450,266	$367,578	$82,688
____________________
See notes below.

(Amounts in thousands)	For the Six Months Ended June 30, 2025				For the Six Months Ended June 30, 2024
	Total	New York	Other		Total	New York	Other
Property rentals	$742,681	$603,651	$139,030		$742,069	$604,311	$137,758
Trade shows	12,851	—	12,851		12,777	—	12,777
Sales-type lease income(1)	1,594	1,594	—		—	—	—
Lease revenues(2)	757,126	605,245	151,881		754,846	604,311	150,535
Tenant services	20,019	14,679	5,340		18,632	12,920	5,712
Parking revenues	9,862	7,765	2,097		9,395	7,407	1,988
Rental revenues	787,007	627,689	159,318		782,873	624,638	158,235
BMS cleaning fees	73,907	78,241	(4,334)	(3)	74,245	79,329	(5,084)	(3)
Management and leasing fees	5,956	6,355	(399)		9,320	9,623	(303)
Other income	36,146	22,088	14,058		20,203	12,222	7,981
Fee and other income	116,009	106,684	9,325		103,768	101,174	2,594
Total revenues	$903,016	$734,373	$168,643		$886,641	$725,812	$160,829
____________________
(1)See page 24 for details.
(2)The components of lease revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed payments	$341,263	$339,782	$690,139	$674,328
Variable payments	25,319	39,465	65,393	80,518
Total operating lease payments	366,582	379,247	755,532	754,846
Sales-type lease income	1,594	—	1,594	—
Lease revenues	$368,176	$379,247	$757,126	$754,846
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of June 30, 2025, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
As of June 30, 2025, we own $1.079 billion aggregate liquidation preference of preferred equity interests in certain of the properties, which had been reduced from $1.828 billion as of December 31, 2024, following the partial redemptions discussed below. The preferred equity has an annual coupon of 4.75% through April 2029, and will then be based on a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
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
As of June 30, 2025, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $718,202,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of June 30, 2025, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of June 30, 2025, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s June 30, 2025 closing share price of $225.32, was $372,695,000, or $313,936,000 in excess of the carrying amount on our consolidated balance sheets. As of June 30, 2025, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,097,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
512 West 22nd Street
On May 13, 2025, a joint venture, in which we have a 55.0% interest, entered into an agreement to sell 512 West 22nd Street, a 173,000 square foot office building, for $205,000,000. A portion of the proceeds will be used by the joint venture to repay the $123,650,000 mortgage loan encumbering the property. The sale is expected to close in the third quarter of 2025 and is subject to customary closing conditions. We expect to recognize an approximate $11,000,000 financial statement gain.
Independence Plaza
On June 5, 2025, a joint venture, in which we have a 50.1% interest, completed a $675,000,000 refinancing of Independence Plaza, a 1,328 unit residential complex in the Tribeca submarket of Manhattan. The interest-only non-recourse loan bears interest at a fixed rate of 5.84% and matures in June 2030. The loan replaces the previous $675,000,000 non-recourse loan that was scheduled to mature in July 2025 and bore interest at 4.25%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5. Investments in Partially Owned Entities - continued
49 West 57th Street
On June 26, 2025, a joint venture, in which we own a 50.0% interest, completed the sale of the 49 West 57th Street commercial condominium. We received net proceeds of $8,650,000 and recognized a financial statement net gain of $2,527,000 which is included in "income from partially owned entities" on our consolidated statements of income.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2025	Balance as of
		June 30, 2025	December 31, 2024
Investments:
Fifth Avenue and Times Square JV (see page 22 for details)	51.5%	$1,553,904	$2,235,546
Partially owned office buildings/land(1)	Various	180,700	186,190
Alexander's (see page 22 for details):	32.4%	58,759	68,492
Other investments(2)	Various	209,843	201,250
		$2,003,206	$2,691,478
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(67,170)	$(70,552)
85 Tenth Avenue	49.9%	(22,481)	(18,978)
		$(89,651)	$(89,530)
____________________
(1)Includes interests in 280 Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2025	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 22 for details):
Equity in net income	51.5%	$3,649	$10,427	$9,486	$19,718
Return on preferred equity, net of our share of the expense		6,503	10,258	15,046	19,586
Net gain on sale		—	—	76,162	—
		10,152	20,685	100,694	39,304
Alexander's (see page 22 for details):
Equity in net income	32.4%	1,919	2,649	5,842	7,803
Management, leasing and development fees		1,406	1,185	3,039	2,365
		3,325	3,834	8,881	10,168

Partially owned office buildings(1)(2)	Various	(2,355)	21,297	(5,977)	10,894

Other investments(3)	Various	5,549	2,133	10,050	3,862

		$16,671	$47,949	$113,648	$64,228
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan.
(3)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    770 Broadway
On May 5, 2025, we completed a master lease with New York University (“NYU”) to lease 1,076,000 square feet at 770 Broadway, on an “as is”, triple net basis for a 70-year lease term. Under the terms of the master lease, a rental agreement under Section 467 of the Internal Revenue Code, NYU made a prepaid lease payment of $935,000,000, and will also make annual lease payments of $9,281,000 during the lease term. NYU has an option to purchase the leased premises in both 2055 and at the end of the lease term in 2095. NYU assumed the existing office leases at the property.
We used a portion of the prepaid lease payment to repay the $700,000,000 mortgage loan which previously encumbered the property.
Vornado retained the 92,000 square feet retail condominium leased to Wegmans.
In connection with the above transaction, the Company recorded a net investment in lease of $165,487,000, which includes an unguaranteed residual asset of approximately $15,308,000. The net investment in lease was measured as the present value of the fixed and determinable lease payments over the 70-year lease term, including the unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. In addition, in connection with the above transaction, the Company derecognized assets of $266,112,000 and recorded a gain on sales-type lease of $803,248,000.

As of June 30, 2025, our net investment in lease was $165,634,000. Future minimum lease payments to be received as of June 30, 2025 are as follows:

(Amounts in thousands)	As of June 30, 2025
Remaining 2025	$4,641
2026	9,281
2027	9,281
2028	9,281
2029	9,281
2030	9,281
Thereafter	597,194
Total minimum lease payments	648,240
Amount representing interest	(498,058)
Sales-type lease receivable	150,182
Asset unguaranteed residual value	15,452
Net investment in lease	$165,634
7.    Dispositions
220 Central Park South
During the six months ended June 30, 2025, we closed on the sale of two condominium units and ancillary amenities at 220 Central Park South (“220 CPS”) for net proceeds of $24,839,000, resulting in a financial statement net gain of $13,702,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,592,000 of income tax expense was recognized on our consolidated statements of income. Two units remain unsold, with a carrying value of $10,585,000 which is included in "other assets” on our consolidated balance sheets.
Canal Street Condominium Units
During the six months ended June 30, 2025, we closed on the sale of six residential condominium units at 304-306 Canal Street and 334 Canal Street for net proceeds of $21,633,000, resulting in a financial statement net gain of $10,337,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. Two units remain unsold, with a carrying value of $4,006,000 which is included in "other assets” on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	June 30, 2025	December 31, 2024
Identified intangible assets:
Gross amount	$193,217	$193,217
Accumulated amortization	(78,836)	(75,002)
Total, net	$114,381	$118,215
Identified intangible liabilities (included in other liabilities):
Gross amount	$134,499	$134,499
Accumulated amortization	(112,127)	(110,982)
Total, net	$22,372	$23,517
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $96,000 and $1,217,000 for the three months ended June 30, 2025 and 2024, respectively, and $184,000 and $1,910,000 for the six months ended June 30, 2025 and 2024, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,422,000 and $1,989,000 for the three months ended June 30, 2025 and 2024, respectively, and $2,873,000 and $3,700,000 for the six months ended June 30, 2025 and 2024, respectively.
9.    Debt
Senior Unsecured Notes due 2025
We repaid our $450,000,000 3.50% senior unsecured notes on their January 15, 2025 maturity date.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of June 30, 2025(1)		Balance as of
			June 30, 2025	December 31, 2024
Mortgages Payable:
Fixed rate(2)	4.51%		$4,395,000	$4,591,400
Variable rate(3)	6.65%	(4)	603,943	1,115,776
Total	4.76%		4,998,943	5,707,176
Deferred financing costs, net and other			(21,417)	(31,162)
Total, net			$4,977,526	$5,676,014
Unsecured Debt:
Senior unsecured notes	2.73%		$750,000	$1,200,000
Deferred financing costs, net and other			(3,412)	(4,086)
Senior unsecured notes, net			746,588	1,195,914

Unsecured term loan	4.40%		800,000	800,000
Deferred financing costs, net and other			(3,357)	(4,052)
Unsecured term loan, net			796,643	795,948

Unsecured revolving credit facilities	3.84%		575,000	575,000

Total, net			$2,118,231	$2,566,862
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of June 30, 2025, $460,000 of our variable rate debt is subject to interest rate cap arrangements, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 5.22% and a weighted average remaining term of ten months.
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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$622,941	$495,967	$711,943	$483,786
Net income	64,863	3,200	72,752	2,414
Other comprehensive (loss) income	(1,494)	(100)	(4,271)	3,582
Distributions	(29)	(29)	(522)	(57)
Redemption of Class A units for Vornado common shares, at redemption value	(3,427)	(551)	(48,578)	(3,040)
Redeemable Class A unit measurement adjustment	(47,853)	(52,518)	(102,388)	(48,143)
Other, net	7,464	8,724	13,529	16,151
Ending balance	$642,465	$454,693	$642,465	$454,693
As of June 30, 2025 and December 31, 2024, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $638,930,000 and $708,408,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,610,000 and $49,684,000 as of June 30, 2025 and December 31, 2024, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building. As of June 30, 2025, a historic tax credit investor (the "Tax Credit Investor") has funded $208,407,000 of capital contributions in connection with the Farley Building development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Building at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and six months ended June 30, 2025 and 2024.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$115,283	$147,175	$122,715	$154,662
Net loss	(6,994)	(8,403)	(14,426)	(15,890)
Distributions	(657)	—	(657)	—
Ending balance	$107,632	$138,772	$107,632	$138,772

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
11.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$—	$—	$—
Preferred shares/units(1):
Convertible preferred:
6.5% Series A: authorized 9,180 shares/units(2)	0.8125	0.8125	1.6250	1.6250
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	0.6750	0.6750
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.6562	0.6562
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.6562	0.6562
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781	0.5562	0.5562
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
During the six months ended June 30, 2025, no shares were repurchased. In total, Vornado has repurchased 2,024,495 common shares at an average price per share of $14.40. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of June 30, 2025, $170,857,000 remained available and authorized for repurchases.

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

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
LTIP Units	$4,058	$4,431	$6,595	$7,649
Performance AO LTIP Units	2,906	3,480	5,782	6,943
LTPP Units	469	629	953	1,259
OPP Units	86	210	211	418
	$7,519	$8,750	$13,541	$16,269
13.    Income Per Share and Per Class A Unit
Vornado Realty Trust
Basic net income per common share is computed by dividing (i) net income attributable to common shareholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted income per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units are included in the calculation of diluted income per share using the if-converted method, if the effect is dilutive. Net income is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on income per common share.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Vornado	$759,345	$50,789	$861,713	$57,284
Preferred share dividends	(15,526)	(15,529)	(31,052)	(31,058)
Net income attributable to common shareholders	743,819	35,260	830,661	26,226
Distributions and earnings allocated to unvested participating securities	—	—	—	—
Numerator for basic income per common share	743,819	35,260	830,661	26,226
Impact of assumed conversion of dilutive convertible securities	425	—	735	—
Numerator for diluted income per common share	$744,244	$35,260	$831,396	$26,226

Denominator:
Denominator for basic income per common share - weighted average shares	191,984	190,492	191,680	190,460
Effect of dilutive securities(1):
Share-based payment awards	7,740	3,913	7,951	4,058
Convertible securities	1,342	—	1,296	—
Denominator for diluted income per common share - weighted average shares and assumed conversions	201,066	194,405	200,927	194,518

INCOME PER COMMON SHARE:
Basic	$3.87	$0.19	$4.33	$0.14
Diluted	$3.70	$0.18	$4.14	$0.13
____________________
(1)For the three and six months ended June 30, 2025, there were no antidilutive potential common share equivalents.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Vornado Realty L.P.	$824,208	$53,989	$934,465	$59,698
Preferred unit distributions	(15,554)	(15,557)	(31,109)	(31,115)
Net income attributable to Class A unitholders	808,654	38,432	903,356	28,583
Distributions and earnings allocated to unvested participating securities	(11,272)	(494)	(12,644)	(372)
Numerator for basic income per Class A unit	797,382	37,938	890,712	28,211
Impact of assumed conversion of dilutive convertible securities	425	—	735	—
Numerator for diluted income per Class A unit	$797,807	$37,938	$891,447	$28,211

Denominator:
Denominator for basic income per Class A unit - weighted average units	205,809	204,960	205,785	204,917
Effect of dilutive securities(1):
Unit-based payment awards	7,740	3,913	7,951	4,058
Convertible securities	1,342	—	1,296	—
Denominator for diluted income per Class A unit - weighted average units and assumed conversions	214,891	208,873	215,032	208,975

INCOME PER CLASS A UNIT:
Basic	$3.87	$0.19	$4.33	$0.14
Diluted	$3.71	$0.18	$4.15	$0.13
____________________
(1)For the three and six months ended June 30, 2025, there were no antidilutive potential Class A unit equivalents.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of June 30, 2025 and December 31, 2024, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of June 30, 2025 and December 31, 2024, $261,865,000 and $261,443,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs was included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of June 30, 2025 and December 31, 2024, $57,002,000 and $52,530,000, respectively was included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of June 30, 2025 and December 31, 2024 was $321,867,000 and $316,973,000, respectively.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Building and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of June 30, 2025, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,773,458,000 and $2,741,296,000, respectively. As of December 31, 2024, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,804,481,000 and $2,738,539,000, respectively.
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

(Amounts in thousands)	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($12,994 included in restricted cash and $91,771 in other assets)	$104,765	$66,944	$—	$37,821
Loans receivable ($32,984 included in investments in partially owned entities and $57,002 in other assets)	89,986	—	—	89,986
Interest rate swaps and caps designated as a hedge (included in other assets)	36,115	—	36,115	—
Interest rate caps not designated as a hedge (included in other assets)	134	—	134	—
Total assets	$231,000	$66,944	$36,249	$127,807

Mandatorily redeemable instruments (included in other liabilities)	$49,610	$49,610	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	3,669	—	3,669	—
Interest rate caps not designated as a hedge (included in other liabilities)	134	—	134	—
Total liabilities	$53,413	$49,610	$3,803	$—

(Amounts in thousands)	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($8,958 included in restricted cash and $105,622 in other assets)	$114,580	$70,025	$—	$44,555
Loans receivable ($32,984 included in investments in partially owned entities and $52,335 in other assets)	85,319	—	—	85,319
Interest rate swaps and caps designated as a hedge (included in other assets)	88,982	—	88,982	—
Interest rate caps not designated as a hedge (included in other assets)	1,040	—	1,040	—
Total assets	$289,921	$70,025	$90,022	$129,874

Mandatorily redeemable instruments (included in other liabilities)	$49,684	$49,684	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	1,023	—	1,023	—
Interest rate caps not designated as a hedge (included in other liabilities)	1,040	—	1,040	—
Total liabilities	$51,747	$49,684	$2,063	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Beginning balance	$44,099	$44,555
Purchases	496	496
Sales	(5,277)	(6,001)
Realized and unrealized losses	(2,394)	(2,850)
Other, net	897	1,621
Ending balance	$37,821	$37,821
Loans Receivable
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Beginning balance	$87,692	$85,319
Funding	1,124	2,341
Interest accrual	1,170	2,326
Ending balance(1)	$89,986	$89,986
____________________
(1)The fair value for $32,984 of the balance was determined by using a discounted cash flow model and Level 3 inputs, which include a terminal capitalization rate of 5.5% and a discount rate of 8.0% as of June 30, 2025. The terminal capitalization rate and discount rate disclosed reflect both the range and the weighted average. The fair value for the remaining balance at June 30, 2025 was based on comparable sales data.

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of June 30, 2025 and December 31, 2024.

(Amounts in thousands)	As of June 30, 2025							As of December 31, 2024
	Notional Amount		All-In Swapped Rate		Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset	Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	6.03%		05/26	$—	$862	$765	$—
Forward swap (effective 05/26)	840,000		5.56%	(2)	05/28	—	2,272	—	—
Unsecured term loan(3)	800,000		4.40%		(4)	5,958	—	13,494	—
Unsecured revolving credit facility	575,000		3.84%		08/27	8,278	—	18,510	—
One Park Avenue mortgage loan(3)(5)	500,000		3.95%		07/27	6,886	—	15,243	—
PENN 11 mortgage loan(6)	500,000		6.28%		10/25	88	6	17	282
100 West 33rd Street mortgage loan	480,000		5.26%		06/27	423	—	6,808	—
888 Seventh Avenue mortgage loan	200,000	(7)	4.76%		09/27	1,890	—	5,249	—
4 Union Square South mortgage loan(3)	100,000	(8)	4.37%		07/27	1,110	—	2,735	—
435 Seventh Avenue mortgage loan	75,000		6.96%		04/26	—	529	—	741
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(9)		11/25	11,469	—	25,673	—
Various mortgage loans						13	—	488	—
						$36,115	$3,669	$88,982	$1,023
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan. In June 2025, we entered into the forward swap arrangement detailed above.
(2)Reflects the May 2026 increase in variable rate spread to S+230. The variable rate spread will further increase to S+255 in May 2027.
(3)Upon the repayment of the 770 Broadway mortgage loan (see Note 6 - 770 Broadway), the $700,000 corporate-level interest rate swap was reallocated and now hedges $500,000 of the One Park Avenue mortgage loan, $100,000 of the unsecured term loan and $100,000 of the 4 Union Square South mortgage loan. The December 31, 2024 fair value is presented based on the current period reallocation.
(4)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in December 2027. The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+125)
Through 07/25	$800,000	4.40%	$—
07/25 through 10/26	650,000	4.24%	150,000
10/26 through 07/27	150,000	3.90%	650,000
07/27 through 08/27	50,000	3.99%	750,000

(5)The remaining $25,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.22% (5.53% as of June 30, 2025) and has a 4.39% SOFR strike rate cap in place.
(6)On July 16, 2025, we completed a $450,000 refinancing of PENN 11, extending the maturity date to August 2030 (See Note 20 - Subsequent Events).
(7)The remaining $49,824 mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (6.12% as of June 30, 2025).
(8)The remaining $20,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50% (5.82% as of June 30, 2025).
(9)SOFR cap strike rate of 1.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
15.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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

(Amounts in thousands)	As of June 30, 2025			As of December 31, 2024
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$992,520		$993,000	$639,366		$639,000
Debt:
Mortgages payable	$4,998,943		$4,812,000	$5,707,176		$5,486,000
Senior unsecured notes	750,000		701,000	1,200,000		1,129,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$7,123,943	(1)	$6,888,000	$8,282,176	(1)	$7,990,000
____________________
(1)Excludes $28,186 and $39,300 of deferred financing costs, net and other as of June 30, 2025 and December 31, 2024, respectively.
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest on cash and cash equivalents and restricted cash	$9,709	$10,596	$16,670	$22,285
Interest on loans receivable	1,325	—	2,482	—
Income (loss) from real estate fund investments(1)	22	(85)	165	(50)
	$11,056	$10,511	$19,317	$22,235
____________________
(1)On July 11, 2025, the Vornado Capital Partners Real Estate Fund (the “Fund”), which we consolidate, closed on the sale of The Lucida. The proceeds from the sale were used to repay the $145,000 non-recourse mortgage loan, which was in maturity default. As we have no carrying value or contingent liabilities related to The Lucida, this results in no impact to our consolidated financial statements. The Lucida was the final investment held by the Fund.
17.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$86,313	$93,976	$180,161	$180,153
Capitalized interest and debt expense	(9,533)	(12,794)	(20,401)	(25,358)
Amortization of interest rate cap premiums	6,450	11,206	14,176	22,720
Amortization of deferred financing costs	4,699	6,013	9,809	11,364
	$87,929	$98,401	$183,745	$188,879

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
Our PENN 1 ground lease provides for three 25-year renewal options for periods beginning June 2023 until 2098. The ground lease is subject to fair market value resets at each 25-year renewal period. On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. We believe the motion is entirely without merit and intend to vigorously oppose it.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding a separate point relating to the matter. The court denied our motion to dismiss that action and we have filed a notice of appeal. The Panel’s decision provides that if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of June 30, 2025, the aggregate dollar amount of these guarantees is approximately $429,089,000, including the payment guarantee for the mortgage loan secured by 7 West 34th Street and partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of June 30, 2025, $29,962,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2025, the Tax Credit Investor has made $208,407,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of June 30, 2025, we had construction commitments aggregating approximately $30,392,000.
19.    Segment Information
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
Below is a summary of NOI at share by segment for the three and six months ended June 30, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended June 30, 2025
	Total	New York	Other
Total revenues	$441,437	$358,167	$83,270
Deduct: operating expenses(1)	(219,348)	(188,402)	(30,946)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,643)	(3,013)	(7,630)
Add: NOI from partially owned entities	66,227	63,827	2,400
NOI at share	$277,673	$230,579	$47,094

(Amounts in thousands)	For the Three Months Ended June 30, 2024
	Total	New York	Other
Total revenues	$450,266	$367,578	$82,688
Deduct: operating expenses(1)	(229,380)	(188,947)	(40,433)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(9,013)	(2,196)	(6,817)
Add: NOI from partially owned entities	68,298	65,718	2,580
NOI at share	$280,171	$242,153	$38,018

(Amounts in thousands)	For the Six Months Ended June 30, 2025
	Total	New York	Other
Total revenues	$903,016	$734,373	$168,643
Deduct: operating expenses(1)	(444,088)	(372,042)	(72,046)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(21,303)	(6,360)	(14,943)
Add: NOI from partially owned entities	133,338	127,925	5,413
NOI at share	$570,963	$483,896	$87,067
____________________
See note on the following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19. Segment Information - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2024
	Total	New York	Other
Total revenues	$886,641	$725,812	$160,829
Deduct: operating expenses(1)	(455,604)	(377,225)	(78,379)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,409)	(6,732)	(13,677)
Add: NOI from partially owned entities	138,667	133,427	5,240
NOI at share	$549,295	$475,282	$74,013
____________________
(1)Includes various expenses associated with operating our properties, including but not limited to: real estate taxes, ground rent, insurance, and utilities. Our CODM is not regularly provided with significant expense categories and amounts included within net operating income at share.
Below is a reconciliation of NOI at share to income before income taxes for the three and six months ended June 30, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NOI at share	$277,673	$280,171	$570,963	$549,295
NOI attributable to noncontrolling interests in consolidated subsidiaries	10,643	9,013	21,303	20,409
NOI from partially owned entities	(66,227)	(68,298)	(133,338)	(138,667)
Net gains on disposition of wholly owned and partially owned assets	8,488	16,048	24,039	16,048
Gain on sales-type lease	803,248	—	803,248	—
Interest and debt expense	(87,929)	(98,401)	(183,745)	(188,879)
Interest and other investment income, net	11,056	10,511	19,317	22,235
Income from partially owned entities	16,671	47,949	113,648	64,228
Transaction related costs and other	(721)	(3,361)	(764)	(4,014)
General and administrative expense	(39,978)	(38,475)	(78,575)	(76,372)
Depreciation and amortization expense	(115,574)	(109,774)	(231,729)	(218,433)
Income before income taxes	$817,350	$45,383	$924,367	$45,850

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.     Subsequent Events
PENN 11
On July 16, 2025, we completed a $450,000,000 refinancing of PENN 11, a 1,200,000 square foot Manhattan office building. The five-year interest-only loan matures in August 2030 and has a fixed rate of 6.35%. We paid down by $50,000,000 the prior $500,000,000 loan that bore interest at a rate of SOFR plus 2.06% (swapped to an all-in fixed rate of 6.28%) and was scheduled to mature in October 2025. The swap was terminated at the time of refinancing and we received $130,000 of proceeds.
Investment in Loan
On July 24, 2025, we purchased a $35,000,000 A-Note secured by a Midtown Manhattan property at par. The A-Note accrues interest at 4.89% plus 4.00% default interest. We previously acquired the $50,000,000 B-Note secured by the property in August 2024. The A-Note, together with the B-Note, is in default.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of June 30, 2025, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 4, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of June 30, 2025, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 4, 2025

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2025. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.4% of the common limited partnership interest in the Operating Partnership as of June 30, 2025. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended June 30, 2025 Financial Results Summary
Net income attributable to common shareholders for the quarter ended June 30, 2025 was $743,819,000, or $3.70 per diluted share, compared to $35,260,000, or $0.18 per diluted share, for the prior year’s quarter. The increase is primarily due to the $803,248,000 gain on sales-type lease related to the 770 Broadway master lease with New York University (“NYU”).
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2025 was $120,928,000, or $0.60 per diluted share, compared to $148,944,000, or $0.76 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2025 and 2024 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2025 by $7,604,000, or $0.04 per diluted share, and by $36,178,000, or $0.19 per diluted share, for the quarter ended June 30, 2024.
Six Months Ended June 30, 2025 Financial Results Summary
Net income attributable to common shareholders for the six months ended June 30, 2025 was $830,661,000, or $4.14 per diluted share, compared to $26,226,000, or $0.13 per diluted share, for the six months ended June 30, 2024. The increase is primarily due to the $803,248,000 gain on sales-type lease related to the 770 Broadway master lease with NYU, the $76,162,000 net gain recognized upon the disposition of a portion of the 666 Fifth condominium to UNIQLO, and the $17,240,000 reversal of PENN 1 rent expense previously accrued following the April 2025 rent reset determination.
FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2025 was $256,028,000, or $1.27 per diluted share, compared to $253,068,000, or $1.29 per diluted share, for the six months ended June 30, 2024. FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2025 and 2024 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2025 by $16,400,000, or $0.08 per diluted share and by $31,460,000, or $0.16 per diluted share for the six months ended June 30, 2024.

Overview - continued
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
Gain on sale of Canal Street condominium units	$(8,362)	$—	$(10,337)	$—
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	3,337	2,599	6,542	6,733
Our share of the gain on the discounted extinguishment of the 280 Park Avenue mezzanine loan	—	(31,215)	—	(31,215)
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	—	(13,069)	(11,110)	(13,069)
Other	(3,217)	2,252	(2,895)	3,261
	(8,242)	(39,433)	(17,800)	(34,290)
Noncontrolling interests' share of above adjustments on a dilutive basis	638	3,255	1,400	2,830
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(7,604)	$(36,178)	$(16,400)	$(31,460)
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

	Total	New York		THE MART(1)	555 California Street
Same store NOI at share % increase
Three months ended June 30, 2025 compared to June 30, 2024	5.4%	1.8%		57.7%	3.1%
Six months ended June 30, 2025 compared to June 30, 2024	4.5%	2.4%	(2)	34.8%	4.1%
Same store NOI at share - cash basis % (decrease) increase
Three months ended June 30, 2025 compared to June 30, 2024	(4.8)%	(8.5)%	(3)(4)	50.6%	(12.7)%	(5)
Six months ended June 30, 2025 compared to June 30, 2024	(2.6)%	(5.3)%	(3)(4)	34.5%	(3.6)%	(5)
____________________________
(1)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.
(2)Excludes the impact of the $17,240,000 reversal of previously accrued PENN 1 ground rent.
(3)Decrease in same store NOI at share - cash basis vs. GAAP basis is primarily due to (i) current period PENN 1 ground rent increase and (ii) GAAP rent commencing on new leases with free rent periods.
(4)Excludes the impact of the April 2025 $22,361,000 true-up payment for prior period PENN 1 ground rent owed based on the recent rent reset determination.
(5)Decrease in same store NOI at share cash basis vs. GAAP basis is primarily due to GAAP rent commencing on new leases with free rent periods.
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - continued
770 Broadway
On May 5, 2025, we completed a master lease with NYU to lease 1,076,000 square feet at 770 Broadway, on an “as is”, triple net basis for a 70-year lease term. Under the terms of the master lease, a rental agreement under Section 467 of the Internal Revenue Code, NYU made a prepaid lease payment of $935,000,000, and will also make annual lease payments of $9,281,000 during the lease term. NYU has an option to purchase the leased premises in both 2055 and at the end of the lease term in 2095. NYU assumed the existing office leases at the property.
We used a portion of the prepaid lease payment to repay the $700,000,000 mortgage loan which previously encumbered the property.
Vornado retained the 92,000 square feet retail condominium leased to Wegmans.
In connection with the transaction, we recorded a sales-type lease gain of $803,248,000.
PENN 1 Ground Rent Reset Determination
On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the PENN 1 land parcel for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. We believe the motion is entirely without merit and intend to vigorously oppose it.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding a separate point relating to the matter. The court denied our motion to dismiss that action and we have filed a notice of appeal. The Panel’s decision provides that if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We were accruing $26,205,000 per annum of ground rent based on a previous estimate and therefore, in connection with the Panel’s determination, we reversed $17,240,000 of previously accrued rent expense during the six months ended June 30, 2025. Additionally, commencing in the first quarter of 2025, we are now paying based on the $15,000,000 annual rent.
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
220 Central Park South
During the six months ended June 30, 2025, we closed on the sale of two condominium units and ancillary amenities at 220 CPS for net proceeds of $24,839,000, resulting in a financial statement net gain of $13,702,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,592,000 of income tax expense was recognized on our consolidated statements of income. Two units remain unsold.
Canal Street Condominium Units
During the six months ended June 30, 2025, we closed on the sale of six residential condominium units at 304-306 Canal Street and 334 Canal Street for net proceeds of $21,633,000, resulting in a financial statement net gain of $10,337,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. Two units remain unsold.
512 West 22nd Street
On May 13, 2025, a joint venture, in which we have a 55.0% interest, entered into an agreement to sell 512 West 22nd Street, a 173,000 square foot office building, for $205,000,000. A portion of the proceeds will be used by the joint venture to repay the $123,650,000 mortgage loan encumbering the property. The sale is expected to close in the third quarter of 2025 and is subject to customary closing conditions. We expect to recognize an approximate $11,000,000 financial statement gain.
49 West 57th Street
On June 26, 2025, a joint venture, in which we own a 50.0% interest, completed the sale of the 49 West 57th Street commercial condominium. We received net proceeds of $8,650,000 and recognized a financial statement net gain of $2,527,000 which is included in "income from partially owned entities" on our consolidated statements of income.

Overview - continued
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
Sustainability Margin Adjustment
In April 2025, we qualified for a sustainability margin adjustment on our unsecured term loan and revolving credit facilities by achieving certain KPI metrics, which reduced our interest rate by 0.05% and 0.04%, respectively.
Independence Plaza
On June 5, 2025, a joint venture, in which we have a 50.1% interest, completed a $675,000,000 refinancing of Independence Plaza, a 1,328 unit residential complex in the Tribeca submarket of Manhattan. The interest-only non-recourse loan bears interest at a fixed rate of 5.84% and matures in June 2030. The loan replaces the previous $675,000,000 non-recourse loan that was scheduled to mature in July 2025 and bore interest at 4.25%.

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

(Square feet in thousands)	New York
	Office(1)	Retail	THE MART
Three Months Ended June 30, 2025
Total square feet leased	1,479	57	127
Our share of square feet leased:	1,414	48	127
Initial rent(2)	$101.44	$96.77	$50.87
Weighted average lease term (years)	6.8	8.1	5.6
Second generation relet space:
Square feet	240	44	104
GAAP basis:
Straight-line rent(3)	$97.64	$98.10	$45.03
Prior straight-line rent	$87.35	$90.95	$47.09
Percentage increase (decrease)	11.8%	7.9%	(4.4)%
Cash basis (non-GAAP):
Initial rent(2)	$102.61	$91.99	$51.80
Prior escalated rent	$94.41	$91.68	$53.80
Percentage increase (decrease)	8.7%	0.3%	(3.7)%
Tenant improvements and leasing commissions:
Per square foot	$89.15	$47.02	$51.05
Per square foot per annum	$13.11	$5.80	$9.12
Percentage of initial rent	12.9%	6.0%	17.9%

(Square feet in thousands)	New York			555 California Street
	Office(1)	Retail	THE MART
Six Months Ended June 30, 2025
Total square feet leased	2,188	82	210	222
Our share of square feet leased:	2,099	66	210	155
Initial rent(2)	$97.48	$130.89	$51.05	$120.65
Weighted average lease term (years)	12.1	9.8	6.6	13.1
Second generation relet space:
Square feet	494	54	146	155
GAAP basis:
Straight-line rent(3)	$88.68	$110.54	$46.99	$132.08
Prior straight-line rent	$80.08	$90.73	$49.29	$110.28
Percentage increase (decrease)	10.7%	21.8%	(4.7)%	19.8%
Cash basis (non-GAAP):
Initial rent(2)	$93.40	$100.07	$51.76	$121.04
Prior escalated rent	$86.76	$92.04	$55.72	$117.37
Percentage increase (decrease)	7.7%	8.7%	(7.1)%	3.1%
Tenant improvements and leasing commissions:
Per square foot	$141.89	$137.74	$66.76	$229.71
Per square foot per annum	$11.73	$14.06	$10.12	$17.54
Percentage of initial rent	12.0%	10.7%	19.8%	14.5%
_______________________________
(1)The leasing statistics other than square feet leased, exclude the impact of the 1,076 square foot master lease to NYU at 770 Broadway.
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

Overview - continued
Square Footage (in service) and Occupancy as of June 30, 2025

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	29	(1)	20,084	17,396	86.7%
Retail (includes retail properties that are in the base of our office properties)	48	(1)	2,317	1,920	67.7%
Residential - 1,643 units(2)	2	(1)	1,196	604	95.7%	(2)
Alexander's	5		2,071	671	94.8%	(2)
			25,668	20,591	85.2%
Other:
THE MART	2		3,696	3,694	78.2%
555 California Street	3		1,823	1,276	92.3%
Other	11		2,537	1,202	85.4%
			8,056	6,172

Total square feet as of June 30, 2025			33,724	26,763
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2024

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,714	16,024	88.8%
Retail (includes retail properties that are in the base of our office properties)	49	(1)	2,387	1,943	73.7%
Residential - 1,642 units(2)	2	(1)	1,196	604	96.6%	(2)
Alexander's	5		2,067	670	99.1%	(2)
			24,364	19,241	87.6%
Other:
THE MART	3		3,703	3,694	80.1%
555 California Street	3		1,821	1,275	92.0%
Other	11		2,537	1,202	86.5%
			8,061	6,171

Total square feet as of December 31, 2024			32,425	25,412
____________________
(1)Reflects the Office, Retail and Residential space within our 63 and 64 total New York properties as of June 30, 2025 and December 31, 2024.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. For the six months ended June 30, 2025, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended June 30, 2025 and 2024
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended June 30, 2025
	Total	New York	Other
Total revenues	$441,437	$358,167	$83,270
Operating expenses	(219,348)	(188,402)	(30,946)
NOI - consolidated	222,089	169,765	52,324
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,643)	(3,013)	(7,630)
Add: NOI from partially owned entities	66,227	63,827	2,400
NOI at share	277,673	230,579	47,094
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(45,954)	(47,974)	2,020
NOI at share - cash basis	$231,719	$182,605	$49,114

(Amounts in thousands)	For the Three Months Ended June 30, 2024
	Total	New York	Other
Total revenues	$450,266	$367,578	$82,688
Operating expenses	(229,380)	(188,947)	(40,433)
NOI - consolidated	220,886	178,631	42,255
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(9,013)	(2,196)	(6,817)
Add: NOI from partially owned entities	68,298	65,718	2,580
NOI at share	280,171	242,153	38,018
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(581)	(4,319)	3,738
NOI at share - cash basis	$279,590	$237,834	$41,756

NOI At Share by Segment for the Three Months Ended June 30, 2025 and 2024 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2025	2024
New York:
Office	$173,104	$178,338
Retail(1)	42,798	48,392
Residential	6,362	6,220
Alexander's	8,315	9,203
Total New York	230,579	242,153

Other:
THE MART(2)	25,197	16,060
555 California Street	18,686	16,800
Other investments	3,211	5,158
Total Other	47,094	38,018

NOI at share	$277,673	$280,171
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2025	2024
New York:
Office(3)	$127,579	$176,915
Retail(1)	39,692	44,700
Residential	5,990	5,947
Alexander's	9,344	10,272
Total New York	182,605	237,834

Other:
THE MART(2)	25,258	16,835
555 California Street	20,684	19,956
Other investments	3,172	4,965
Total Other	49,114	41,756

NOI at share - cash basis	$231,719	$279,590
____________________
(1)2025 includes the impact of the sale of a portion of the 666 Fifth Avenue retail condominium. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(2)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.
(3)Includes the impact of the April 2025 payment of $22,361 for prior period PENN 1 ground rent owed based on the recent rent reset determination.

NOI At Share by Segment for the Three Months Ended June 30, 2025 and 2024 - continued
Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended June 30, 2025 and 2024
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended June 30, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended June 30,
	2025	2024
Net income	$813,227	$40,099
Depreciation and amortization expense	115,574	109,774
General and administrative expense	39,978	38,475
Transaction related costs and other	721	3,361
Income from partially owned entities	(16,671)	(47,949)
Interest and other investment income, net	(11,056)	(10,511)
Gain on sales-type lease	(803,248)	—
Interest and debt expense	87,929	98,401
Net gains on disposition of wholly owned and partially owned assets	(8,488)	(16,048)
Income tax expense	4,123	5,284
NOI from partially owned entities	66,227	68,298
NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,643)	(9,013)
NOI at share	277,673	280,171
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(45,954)	(581)
NOI at share - cash basis	$231,719	$279,590
NOI At Share by Region

	For the Three Months Ended June 30,
	2025	2024
Region:
New York City metropolitan area	84%	88%
Chicago, IL	9%	6%
San Francisco, CA	7%	6%
	100%	100%

Results of Operations – Three Months Ended June 30, 2025 Compared to June 30, 2024
Revenues
Our revenues were $441,437,000 for the three months ended June 30, 2025, compared to $450,266,000 for the prior year’s quarter, a decrease of $8,829,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(12,550)	$(14,502)	$1,952
Development and redevelopment	7	7	—
Trade shows	(646)	—	(646)
Same store operations	1,846	4,982	(3,136)	(1)
	(11,343)	(9,513)	(1,830)
Fee and other income:
BMS cleaning fees	(1,034)	(945)	(89)
Management and leasing fees	(3,783)	(3,761)	(22)
Other income	7,331	4,808	2,523
	2,514	102	2,412

Total (decrease) increase in revenues	$(8,829)	$(9,411)	$582
____________________
See note below.

Expenses
Our expenses were $378,744,000 for the three months ended June 30, 2025, compared to $382,388,000 for the prior year’s quarter, a decrease of $3,644,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$1,210	$1,210	$—
Development and redevelopment	25	25	—
Non-reimbursable expenses	(1,191)	(1,191)	—
Trade shows	(145)	—	(145)
BMS expenses	(647)	(558)	(89)
Same store operations	(9,284)	(31)	(9,253)	(1)
	(10,032)	(545)	(9,487)
Depreciation and amortization:
Acquisitions, dispositions and other	(3,783)	(3,783)	—
Development and redevelopment	(52)	(52)	—
Same store operations	9,635	6,819	2,816
	5,800	2,984	2,816

General and administrative	1,503	(275)	1,778

Expense from deferred compensation plan liability	1,725	—	1,725

Transaction related costs and other	(2,640)	(3,258)	618

Total decrease in expenses	$(3,644)	$(1,094)	$(2,550)
____________________
(1)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.

Results of Operations – Three Months Ended June 30, 2025 Compared to June 30, 2024 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2025	For the Three Months Ended June 30,
		2025	2024
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$3,649	$10,427
Return on preferred equity, net of our share of the expense(2)		6,503	10,258
		10,152	20,685
Alexander's	32.4%	3,325	3,834
Partially owned office buildings(3)(4)	Various	(2,355)	21,297
Other investments(5)	Various	5,549	2,133
		$16,671	$47,949
____________________
(1)Decrease primarily due to the January 2025 sale of a portion of the 666 Fifth Avenue condominium and the April 2025 financing of 1535 Broadway. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(2)Decrease due to 2025 partial redemptions of our preferred equity interests. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(3)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan.
(5)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.

Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended June 30,
	2025	2024
Interest on cash and cash equivalents and restricted cash	$9,709	$10,596
Interest on loans receivable	1,325	—
Income (loss) from real estate fund investments	22	(85)
	$11,056	$10,511
Interest and Debt Expense
Interest and debt expense for the three months ended June 30, 2025 was $87,929,000, compared to $98,401,000 for the prior year’s quarter, a decrease of $10,472,000. This was primarily due to (i) $10,157,000 of lower interest expense resulting from lower average debt balances, (ii) $4,756,000 of lower amortization of interest rate cap premiums and (iii) $1,314,000 of lower amortization of deferred financing costs, partially offset by (iv) $3,771,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments and (v) $3,261,000 of lower capitalized interest.
Gain on sales-type lease
Gain on sales-type lease for the three months ended June 30, 2025 was $803,248,000, and resulted from the 770 Broadway master lease with NYU.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended June 30, 2025 were $8,488,000, compared to $16,048,000, for the prior year’s quarter, a decrease of $7,560,000. This was primarily due to the sale of six Canal Street condominiums in 2025 for $8,362,000, compared to the sale of two condominium units at 220 CPS in 2024 for $15,175,000.
Income Tax Expense
Income tax expense for the three months ended June 30, 2025 was $4,123,000, compared to $5,284,000 for the prior year’s quarter, a decrease of $1,161,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $10,981,000 for the three months ended June 30, 2025, compared to $13,890,000 for the prior year’s quarter, a decrease of $2,909,000.

Results of Operations – Three Months Ended June 30, 2025 Compared to June 30, 2024
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended June 30, 2025 compared to June 30, 2024.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended June 30, 2025	$277,673	$230,579	$25,197	$18,686	$3,211
Less NOI at share from:
Dispositions	(8)	166	(174)	—	—
Development properties	(5,011)	(5,011)	—	—	—
Other non-same store income, net	(11,813)	(7,235)	—	(1,367)	(3,211)
Same store NOI at share for the three months ended June 30, 2025	$260,841	$218,499	$25,023	$17,319	$—

NOI at share for the three months ended June 30, 2024	$280,171	$242,153	$16,060	$16,800	$5,158
Less NOI at share from:
Dispositions	(3,251)	(3,061)	(190)	—	—
Development properties	(8,880)	(8,880)	—	—	—
Other non-same store income, net	(20,653)	(15,495)	—	—	(5,158)
Same store NOI at share for the three months ended June 30, 2024	$247,387	$214,717	$15,870	$16,800	$—

Increase in same store NOI at share	$13,454	$3,782	$9,153	$519	$—

% increase in same store NOI at share	5.4%	1.8%	57.7%	3.1%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2025	$231,719	$182,605	$25,258	$20,684	$3,172
Less NOI at share - cash basis from:
Dispositions	(8)	166	(174)	—	—
Development properties	(4,772)	(4,772)	—	—	—
Other non-same store expense (income), net	7,078	13,510	—	(3,260)	(3,172)
Same store NOI at share - cash basis for the three months ended June 30, 2025	$234,017	$191,509	$25,084	$17,424	$—

NOI at share - cash basis for the three months ended June 30, 2024	$279,590	$237,834	$16,835	$19,956	$4,965
Less NOI at share - cash basis from:
Dispositions	(2,785)	(2,611)	(174)	—	—
Development properties	(8,639)	(8,639)	—	—	—
Other non-same store income, net	(22,256)	(17,291)	—	—	(4,965)
Same store NOI at share - cash basis for the three months ended June 30, 2024	$245,910	$209,293	$16,661	$19,956	$—

(Decrease) increase in same store NOI at share - cash basis	$(11,893)	$(17,784)	$8,423	$(2,532)	$—

% (decrease) increase in same store NOI at share - cash basis	(4.8)%	(8.5)%	50.6%	(12.7)%	0.0%

NOI At Share by Segment for the Six Months Ended June 30, 2025 and 2024
Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2025 and 2024.

(Amounts in thousands)	For the Six Months Ended June 30, 2025
	Total	New York	Other
Total revenues	$903,016	$734,373	$168,643
Operating expenses	(444,088)	(372,042)	(72,046)
NOI - consolidated	458,928	362,331	96,597
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(21,303)	(6,360)	(14,943)
Add: NOI from partially owned entities	133,338	127,925	5,413
NOI at share	570,963	483,896	87,067
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(69,873)	(73,721)	3,848
NOI at share - cash basis	$501,090	$410,175	$90,915

(Amounts in thousands)	For the Six Months Ended June 30, 2024
	Total	New York	Other
Total revenues	$886,641	$725,812	$160,829
Operating expenses	(455,604)	(377,225)	(78,379)
NOI - consolidated	431,037	348,587	82,450
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,409)	(6,732)	(13,677)
Add: NOI from partially owned entities	138,667	133,427	5,240
NOI at share	549,295	475,282	74,013
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(2,092)	(6,654)	4,562
NOI at share - cash basis	$547,203	$468,628	$78,575

NOI At Share by Segment for the Six Months Ended June 30, 2025 and 2024 - continued
The elements of our New York and Other NOI at share for the six months ended June 30, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2025	2024
New York:
Office	$364,605	$346,326
Retail(1)	88,913	95,858
Residential	12,554	12,188
Alexander's	17,824	20,910
Total New York	483,896	475,282

Other:
THE MART(2)	41,113	30,546
555 California Street	36,529	33,329
Other investments	9,425	10,138
Total Other	87,067	74,013

NOI at share	$570,963	$549,295
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2025	2024
New York:
Office(3)	$295,036	$343,285
Retail(1)	83,419	88,573
Residential	11,838	11,637
Alexander's	19,882	25,133
Total New York	410,175	468,628

Other:
THE MART(2)	42,775	31,784
555 California Street	38,821	36,894
Other investments	9,319	9,897
Total Other	90,915	78,575

NOI at share - cash basis	$501,090	$547,203
____________________
(1)2025 includes the impact of the sale of a portion of the 666 Fifth Avenue retail condominium. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(2)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.
(3)Includes the impact of the April 2025 payment of $22,361 for prior period PENN 1 ground rent owed based on the recent rent reset determination.

Reconciliation of Net Income to NOI At Share and NOI at Share - Cash Basis for the Six Months Ended June 30, 2025 and 2024

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the six months ended June 30, 2025 and 2024.

(Amounts in thousands)	For the Six Months Ended June 30,
	2025	2024
Net income	$913,051	$33,826
Depreciation and amortization expense	231,729	218,433
General and administrative expense	78,575	76,372
Transaction related costs and other	764	4,014
Income from partially owned entities	(113,648)	(64,228)
Interest and other investment income, net	(19,317)	(22,235)
Gain on sales-type lease	(803,248)	—
Interest and debt expense	183,745	188,879
Net gains on disposition of wholly owned and partially owned assets	(24,039)	(16,048)
Income tax expense	11,316	12,024
NOI from partially owned entities	133,338	138,667
NOI attributable to noncontrolling interests in consolidated subsidiaries	(21,303)	(20,409)
NOI at share	570,963	549,295
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(69,873)	(2,092)
NOI at share - cash basis	$501,090	$547,203
NOI At Share by Region

	For the Six Months Ended June 30,
	2025	2024
Region:
New York City metropolitan area	86%	88%
Chicago, IL	7%	6%
San Francisco, CA	7%	6%
	100%	100%

Results of Operations – Six Months Ended June 30, 2025 Compared to June 30, 2024
Revenues
Our revenues were $903,016,000 for the six months ended June 30, 2025, compared to $886,641,000 for the prior year’s six months, an increase of $16,375,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(11,682)	$(14,285)	$2,603
Development and redevelopment	308	308	—
Trade shows	74	—	74
Same store operations	15,434	17,028	(1,594)	(1)
	4,134	3,051	1,083
Fee and other income:
BMS cleaning fees	(338)	(1,088)	750
Management and leasing fees	(3,364)	(3,268)	(96)
Other income	15,943	9,866	6,077
	12,241	5,510	6,731

Total increase in revenues	$16,375	$8,561	$7,814
____________________
See note below.

Expenses
Our expenses were $757,190,000 for the six months ended June 30, 2025, compared to $760,341,000 for the prior year’s six months, a decrease of $3,151,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(9,848)	$(9,848)	$—
Development and redevelopment	310	310	—
Non-reimbursable expenses	(2,994)	(2,994)	—
Trade shows	163	—	163
BMS expenses	310	(440)	750
Same store operations	543	7,789	(7,246)	(1)
	(11,516)	(5,183)	(6,333)
Depreciation and amortization:
Acquisitions, dispositions and other	(3,775)	(3,775)	—
Same store operations	17,071	13,525	3,546
	13,296	9,750	3,546

General and administrative	2,203	(68)	2,271

Income from deferred compensation plan liability	(3,884)	—	(3,884)

Transaction related costs and other	(3,250)	(3,258)	8

Total (decrease) increase in expenses	$(3,151)	$1,241	$(4,392)
____________________
(1)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.

Results of Operations – Six Months Ended June 30, 2025 Compared to June 30, 2024 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2025	For the Six Months Ended June 30,
		2025	2024
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$9,486	$19,718
Return on preferred equity, net of our share of the expense(2)		15,046	19,586
Net gain on sale (see page 22 for details)		76,162	—
		100,694	39,304
Alexander's	32.4%	8,881	10,168
Partially owned office buildings(3)(4)	Various	(5,977)	10,894
Other investments(5)	Various	10,050	3,862
		$113,648	$64,228
_____________________
(1)Decrease primarily due to the January 2025 sale of a portion of the 666 Fifth Avenue condominium and the April 2025 financing of 1535 Broadway. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(2)Decrease due to 2025 partial redemptions of our preferred equity interests. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(3)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan.
(5)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Six Months Ended June 30,
	2025	2024
Interest on cash and cash equivalents and restricted cash	$16,670	$22,285
Interest on loans receivable	2,482	—
Income (loss) from real estate fund investments	165	(50)
	$19,317	$22,235

Interest and Debt Expense
Interest and debt expense was $183,745,000 for the six months ended June 30, 2025, compared to $188,879,000 for the prior year’s six months, a decrease of $5,134,000. This was primarily due to (i) $14,285,000 of lower interest expense resulting from lower average debt balances, (ii) $8,544,000 of lower amortization of interest rate cap premiums and (iii) $1,555,000 of lower amortization of deferred financing costs, partially offset by (iv) $15,265,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, and (v) $4,957,000 of lower capitalized interest.
Gain on sales-type lease
Gain on sales-type lease for the six months ended June 30, 2025 was $803,248,000, resulting from the 770 Broadway master lease with NYU.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets were $24,039,000 for the six months ended June 30, 2025, compared to $16,048,000 for the six months ended June 30, 2024. This was primarily due to the 2025 sale of two condominium units and ancillary amenities at 220 CPS for $13,702,000 and six Canal Street condominium for $10,337,000, compared to the sale of two condominium units at 220 CPS in 2024 for $15,175,000.
Income Tax Expense
Income tax expense for the six months ended June 30, 2025 was $11,316,000, compared to $12,024,000 for the prior year’s six months, a decrease of $708,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $21,414,000 for the six months ended June 30, 2025, compared to $25,872,000 for the prior year’s six months, a decrease of $4,458,000.

Results of Operations – Six Months Ended June 30, 2025 Compared to June 30, 2024 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the six months ended June 30, 2025 compared to June 30, 2024.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the six months ended June 30, 2025	$570,963	$483,896	$41,113	$36,529	$9,425
Less NOI at share from:
Dispositions	(114)	128	(242)	—	—
Development properties	(11,741)	(11,741)	—	—	—
Other non-same store income, net	(39,348)	(28,101)	—	(1,822)	(9,425)
Same store NOI at share for the six months ended June 30, 2025	$519,760	$444,182	$40,871	$34,707	$—

NOI at share for the six months ended June 30, 2024	$549,295	$475,282	$30,546	$33,329	$10,138
Less NOI at share from:
Dispositions	(6,541)	(6,317)	(224)	—	—
Development properties	(18,607)	(18,607)	—	—	—
Other non-same store income, net	(26,682)	(16,544)	—	—	(10,138)
Same store NOI at share for the six months ended June 30, 2024	$497,465	$433,814	$30,322	$33,329	$—

Increase in same store NOI at share	$22,295	$10,368	$10,549	$1,378	$—

% increase in same store NOI at share	4.5%	2.4%	34.8%	4.1%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2025	$501,090	$410,175	$42,775	$38,821	$9,319
Less NOI at share - cash basis from:
Dispositions	(116)	128	(244)	—	—
Development properties	(11,261)	(11,261)	—	—	—
Other non-same store (income) expense, net	(7,806)	4,773	—	(3,260)	(9,319)
Same store NOI at share - cash basis for the six months ended June 30, 2025	$481,907	$403,815	$42,531	$35,561	$—

NOI at share - cash basis for the six months ended June 30, 2024	$547,203	$468,628	$31,784	$36,894	$9,897
Less NOI at share - cash basis from:
Dispositions	(5,561)	(5,388)	(173)	—	—
Development properties	(17,883)	(17,883)	—	—	—
Other non-same store income, net	(28,760)	(18,863)	—	—	(9,897)
Same store NOI at share - cash basis for the six months ended June 30, 2024	$494,999	$426,494	$31,611	$36,894	$—

(Decrease) increase in same store NOI at share - cash basis	$(13,092)	$(22,679)	$10,920	$(1,333)	$—

% (decrease) increase in same store NOI at share - cash basis	(2.6)%	(5.3)%	34.5%	(3.6)%	0.0%

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
As of June 30, 2025, we had $2.9 billion of liquidity comprised of $1.4 billion of cash and cash equivalents and restricted cash and $1.5 billion available on our $2.2 billion revolving credit facilities. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2025 in the fourth quarter, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. As of June 30, 2025, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,363,298,000 as of June 30, 2025, a $413,679,000 increase from the balance as of December 31, 2024.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2025	2024
Net cash provided by operating activities	$1,078,946	$226,164	$852,782
Net cash provided by (used in) investing activities	525,155	(307,100)	832,255
Net cash used in financing activities	(1,190,422)	(63,794)	(1,126,628)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the six months ended June 30, 2025, net cash provided by operating activities of $1,078,946,000 was comprised of $1,185,605,000 of cash from operations, including a $901,409,000 prepaid lease payment, net of initial direct costs, distributions of income from partially owned entities of $54,205,000, and a net decrease of $106,659,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash provided by (used in) investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash provided by (used in) investing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2025	2024
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	$749,000	$—	$749,000
Additions to real estate	(152,513)	(112,578)	(39,935)
Development costs and construction in progress	(82,064)	(138,076)	56,012
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,839	31,605	(6,766)
Acquisitions of real estate and other	(22,771)	—	(22,771)
Proceeds from sales of real estate	22,308	2,000	20,308
Investments in partially owned entities	(16,967)	(90,051)	73,084
Distributions of capital from partially owned entities	3,323	—	3,323
Net cash provided by (used in) investing activities	$525,155	$(307,100)	$832,255

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2025	2024
Repayments of borrowings	$(1,278,232)	$(95,696)	$(1,182,536)
Proceeds from borrowings	120,000	75,000	45,000
Dividends paid on preferred shares/Distributions to preferred unitholders	(31,052)	(31,058)	6
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(1,365)	(242)	(1,123)
Contributions from noncontrolling interests in consolidated subsidiaries	673	1,758	(1,085)
Deferred financing costs	(470)	(13,649)	13,179
Other financing activity, net	24	93	(69)
Net cash used in financing activities	$(1,190,422)	$(63,794)	$(1,126,628)
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
PENN District
PENN 2
We are redeveloping PENN 2, a 1,815,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $717,884,000 of cash has been expended as of June 30, 2025.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $78,949,000 of cash has been expended as of June 30, 2025.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture to develop Pier 94 into a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing ($95,811,000 drawn as of June 30, 2025) and $166,800,000 of equity contributions. Our share of equity contributions was funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. During 2024, we fully funded our share of equity and cash contributions.

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

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
Our PENN 1 ground lease provides for three 25-year renewal options for periods beginning June 2023 until 2098. The ground lease is subject to fair market value resets at each 25-year renewal period. On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. We believe the motion is entirely without merit and intend to vigorously oppose it.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding a separate point relating to the matter. The court denied our motion to dismiss that action and we have filed a notice of appeal. The Panel’s decision provides that if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of June 30, 2025, the aggregate dollar amount of these guarantees is approximately $429,089,000, including the payment guarantee for the mortgage loan secured by 7 West 34th Street and partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.
As of June 30, 2025, $29,962,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2025, the Tax Credit Investor has made $208,407,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of June 30, 2025, we had construction commitments aggregating approximately $30,392,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 13 – Income Per Share and Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and six months ended June 30, 2025 and 2024.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$743,819	$35,260	$830,661	$26,226
Per diluted share	$3.70	$0.18	$4.14	$0.13
FFO adjustments:
Depreciation and amortization of real property	$103,142	$97,897	$207,399	$194,680
Real estate impairment losses	542	—	542	—
Gain on sales-type lease	(803,248)	—	(803,248)	—
Net gains on sale of real estate	—	(873)	—	(873)
Our share of partially owned entities:
Net gains on sale of real estate	(2,527)	—	(79,535)	—
Depreciation and amortization of real property	24,107	26,458	48,632	52,621
FFO adjustments, net	(677,984)	123,482	(626,210)	246,428
Impact of assumed conversion of dilutive convertible securities	385	393	735	776
Noncontrolling interests' share of above adjustments on a dilutive basis	54,708	(10,191)	50,842	(20,362)
FFO attributable to common shareholders plus assumed conversions	$120,928	$148,944	$256,028	$253,068
Per diluted share	$0.60	$0.76	$1.27	$1.29

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,984	190,492	191,680	190,460
Effect of dilutive securities:
Share-based payment awards	7,740	3,913	7,951	4,058
Convertible securities	1,318	1,934	1,296	1,887
Denominator for FFO per diluted share	201,042	196,339	200,927	196,405

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of June 30, 2025
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$6,520,000	4.23%	$—
Variable rate(4)	603,943	6.28%(5)	5,577
	$7,123,943	4.40%	$5,577
Pro rata share of debt of non-consolidated entities:
Fixed rate	$2,164,750	5.45%	$—
Variable rate(6)	572,167	6.43%	3,470
	$2,736,917	5.66%	$3,470
Noncontrolling interests' share of consolidated subsidiaries			(3,971)
Total change in annual net income attributable to the Operating Partnership			5,076
Noncontrolling interests’ share of the Operating Partnership			(407)
Total change in annual net income attributable to Vornado			$4,669
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.02
Total change in annual net income attributable to Vornado per diluted share			$0.02
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $460,000, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 5.22% and a weighted average remaining term of ten months.
(5)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
(6)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $242,657 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.28% and a weighted average remaining term of eight months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2025, the estimated fair value of our consolidated debt was $6,888,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of June 30, 2025.

(Amounts in thousands)						Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	6.03%	05/26
Forward swap (effective 05/26)			840,000		5.56%(2)	05/28
Unsecured term loan:	800,000	S+125
In-place swap through 7/25			800,000		4.40%	07/25
In-place swap through 10/26			650,000		4.24%	10/26
In-place swap through 7/27			150,000		3.90%	07/27
In-place swap through 8/27			50,000		3.99%	08/27
Unsecured revolving credit facility	575,000	S+111	575,000		3.84%	08/27
One Park Avenue mortgage loan	525,000	S+122	500,000	(3)	3.95%	07/27
PENN 11 mortgage loan(4)	500,000	S+206	500,000		6.28%	10/25
100 West 33rd Street mortgage loan	480,000	S+185	480,000		5.26%	06/27
888 Seventh Avenue mortgage loan	249,824	S+180	200,000		4.76%	09/27
4 Union Square South mortgage loan	120,000	S+150	100,000		4.37%	07/27
435 Seventh Avenue mortgage loan	75,000	S+210	75,000		6.96%	04/26

					Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000	S+162	950,000		1.00%	11/25
150 West 34th Street mortgage loan	75,000	S+215	75,000		5.00%	02/26
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan. In June 2025, we entered into the forward swap arrangement detailed above.
(2)Reflects the May 2026 increase in variable rate spread to S+230. The variable rate spread will further increase to S+255 in May 2027.
(3)The remaining $25,000 mortgage loan balance has a 4.39% SOFR strike rate cap in place.
(4)On July 16, 2025, we completed a $450,000 refinancing of PENN 11, extending the maturity date to August 2030 (See Note 20 - Subsequent Events) in Part I, Item 1 of this Quarterly Report on Form 10-Q).
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of June 30, 2025.

(Amounts in thousands and at share)					Swap/Cap Expiration Date
	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swaps:
280 Park Avenue (50.0% interest)	$537,500	S+178	$537,500	5.84%	09/28

				Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	75,543	S+146	75,543	4.39%	01/26
512 West 22nd Street (55.0% interest)	68,007	S+235	68,007	4.50%	06/26
Rego Park II (32.4% interest)	64,982	S+145	64,982	4.15%	12/25
Fashion Centre Mall/Washington Tower (7.5% interest)	34,125	S+305	34,125	3.89%	05/26

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended June 30, 2025, Vornado issued 91,369 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. There were no share repurchases during the three months ended June 30, 2025. As of June 30, 2025, $170,857,000 remained available and authorized for repurchases.
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended June 30, 2025, Vornado Realty L.P. issued 116 Class A units to satisfy conversions of LTIP Units.
All of the securities referred to above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: August 4, 2025	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: August 4, 2025	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)