Form 10-Q
period 2025-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2025-11-03
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2025
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of September 30, 2025, 192,054,832 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 91.5% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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
•Note 14. Income (Loss) Per Share and Per Class A Unit
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	September 30, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land	$2,386,674	$2,434,209
Buildings and improvements	10,716,133	10,439,113
Development costs and construction in progress	1,015,288	1,097,395
Leasehold improvements and equipment	111,528	120,915
Total	14,229,623	14,091,632
Less accumulated depreciation and amortization	(4,115,089)	(4,025,349)
Real estate, net	10,114,534	10,066,283
Right-of-use assets	677,556	678,804
Net investment in lease	165,812	—
Cash and cash equivalents	1,009,876	733,947
Restricted cash	142,219	215,672
Tenant and other receivables	89,322	58,853
Investments in partially owned entities	1,965,901	2,691,478
Receivable arising from the straight-lining of rents	724,807	707,020
Deferred leasing costs, net of accumulated amortization of $228,612 and $268,532	350,198	354,882
Identified intangible assets, net of accumulated amortization of $80,758 and $75,002	112,459	118,215
Other assets	394,414	373,454
	$15,747,098	$15,998,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,921,263	$5,676,014
Senior unsecured notes, net	746,896	1,195,914
Unsecured term loan, net	796,990	795,948
Unsecured revolving credit facilities	720,420	575,000
Lease liabilities	708,457	749,759
Accounts payable and accrued expenses	382,267	374,013
Deferred compensation plan	111,574	114,580
Other liabilities	341,634	345,511
Total liabilities	8,729,501	9,826,739
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,694,264 and 16,850,803 units outstanding	676,619	708,408
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	680,154	711,943
Redeemable noncontrolling interest in a consolidated subsidiary	101,117	122,715
Total redeemable noncontrolling interests	781,271	834,658
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,789,180 shares	1,182,364	1,182,364
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 192,054,832 and 190,846,580 shares	7,682	7,634
Additional capital	8,172,106	8,052,793
Earnings less than distributions	(3,300,001)	(4,142,249)
Accumulated other comprehensive income	3,973	57,700
Total shareholders' equity	6,066,124	5,158,242
Noncontrolling interests in consolidated subsidiaries	170,202	178,969
Total equity	6,236,326	5,337,211
	$15,747,098	$15,998,608
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Rental revenues	$389,097	$387,470	$1,176,104	$1,170,343
Fee and other income	64,603	55,785	180,612	159,553
Total revenues	453,700	443,255	1,356,716	1,329,896
EXPENSES:
Operating	(241,769)	(236,149)	(685,857)	(691,753)
Depreciation and amortization	(117,122)	(116,006)	(348,851)	(334,439)
General and administrative	(37,490)	(35,511)	(116,065)	(111,883)
Expense from deferred compensation plan liability	(6,756)	(5,171)	(8,790)	(11,089)
Transaction related costs and other	(3,563)	113	(4,327)	(3,901)
Total expenses	(406,700)	(392,724)	(1,163,890)	(1,153,065)

Income from partially owned entities	21,940	18,229	135,588	82,457
Interest and other investment income, net	22,413	12,391	41,730	34,626
Income from deferred compensation plan assets	6,756	5,171	8,790	11,089
Interest and debt expense	(84,459)	(100,907)	(268,204)	(289,786)
Gain on sales-type lease	—	—	803,248	—
Net gains on disposition of wholly owned and partially owned assets	—	—	24,039	16,048
Income (loss) before income taxes	13,650	(14,585)	938,017	31,265
Income tax benefit (expense)	5,589	(4,883)	(5,727)	(16,907)
Net income (loss)	19,239	(19,468)	932,290	14,358
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	8,912	14,152	30,326	40,024
Operating Partnership	(1,036)	1,690	(73,788)	(724)
Net income (loss) attributable to Vornado	27,115	(3,626)	888,828	53,658
Preferred share dividends	(15,526)	(15,528)	(46,578)	(46,586)
NET INCOME (LOSS) attributable to common shareholders	$11,589	$(19,154)	$842,250	$7,072

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.06	$(0.10)	$4.39	$0.04
Weighted average shares outstanding	192,050	190,556	191,804	190,493

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.06	$(0.10)	$4.19	$0.04
Weighted average shares outstanding	200,150	190,556	201,098	195,473

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$19,239	$(19,468)	$932,290	$14,358
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate hedges and other	(7,041)	(98,940)	(48,183)	(49,539)
Other comprehensive income (loss) of nonconsolidated subsidiaries	130	(18,988)	(11,121)	(21,215)
Comprehensive income (loss)	12,328	(137,396)	872,986	(56,396)
Less comprehensive loss (income) attributable to noncontrolling interests	8,900	28,486	(37,856)	44,477
Comprehensive income (loss) attributable to Vornado	$21,228	$(108,910)	$835,130	$(11,919)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2025:
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$7,682	$8,203,781	$(3,311,586)	$9,857	$171,863	$6,263,961
Net income attributable to Vornado	—	—	—	—	—	27,115	—	—	27,115
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(1,143)	(1,143)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(15,526)	—	—	(15,526)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	14	—	551	—	—	—	551
Under employees’ share option plan	—	—	—	—	6	—	—	—	6
Distributions	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	130	—	130
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(7,041)	—	(7,041)
Redeemable Class A unit measurement adjustment	—	—	—	—	(32,231)	—	3	—	(32,228)
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	509	—	509
Consolidated subsidiaries	—	—	—	—	—	—	516	(516)	—
Other	—	—	—	—	(1)	(4)	(1)	—	(6)
Balance as of September 30, 2025	48,789	$1,182,364	192,055	$7,682	$8,172,106	$(3,300,001)	$3,973	$170,202	$6,236,326

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2024:
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$7,599	$8,314,657	$(3,983,194)	$104,779	$191,699	$5,817,999
Net loss attributable to Vornado	—	—	—	—	—	(3,626)	—	—	(3,626)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(6,290)	(6,290)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(15,528)	—	—	(15,528)
Common shares issued upon redemption of Class A units, at redemption value	—	—	143	6	4,773	—	—	—	4,779
Conversion of Series A preferred shares to common shares	—	(10)	1	—	10	—	—	—	—
Contributions	—	—	—	—	—	—	—	93	93
Distributions	—	—	—	—	—	—	—	(998)	(998)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(18,988)	—	(18,988)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(98,940)	—	(98,940)
Redeemable Class A unit measurement adjustment	—	—	—	—	(228,717)	—	27	—	(228,690)
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	9,454	—	9,454
Consolidated subsidiaries	—	—	—	—	—	—	3,190	(3,190)	—
Other	—	—	—	—	—	3	—	2	5
Balance as of September 30, 2024	48,793	$1,182,449	190,649	$7,605	$8,090,723	$(4,002,345)	$(478)	$181,316	$5,459,270
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado	—	—	—	—	—	888,828	—	—	888,828
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(8,131)	(8,131)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(46,578)	—	—	(46,578)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	1,207	48	49,081	—	—	—	49,129
Under employees’ share option plan	—	—	1	—	42	—	—	—	42
Contributions	—	—	—	—	—	—	—	673	673
Distributions	—	—	—	—	—	—	—	(188)	(188)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(11,121)	—	(11,121)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(48,183)	—	(48,183)
Redeemable Class A unit measurement adjustment	—	—	—	—	70,191	—	(31)	—	70,160
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	4,780	—	4,780
Consolidated subsidiaries	—	—	—	—	—	—	827	(827)	—
Other	—	—	—	—	(1)	(2)	1	(294)	(296)
Balance as of September 30, 2025	48,789	$1,182,364	192,055	$7,682	$8,172,106	$(3,300,001)	$3,973	$170,202	$6,236,326

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado	—	—	—	—	—	53,658	—	—	53,658
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(16,272)	(16,272)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(46,586)	—	—	(46,586)
Common shares issued upon redemption of Class A units, at redemption value	—	—	258	11	7,808	—	—	—	7,819
Conversion of Series A preferred shares to common shares	—	(10)	1	—	10	—	—	—	—
Contributions	—	—	—	—	—	—	—	1,851	1,851
Distributions	—	—	—	—	—	—	—	(1,183)	(1,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(21,215)	—	(21,215)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(49,539)	—	(49,539)
Redeemable Class A unit measurement adjustment	—	—	—	—	(180,531)	—	(16)	—	(180,547)
Other comprehensive loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	5,872	—	5,872
Consolidated subsidiaries	—	—	—	—	—	—	(695)	695	—
Other	—	—	(1)	—	145	(22)	—	3	126
Balance as of September 30, 2024	48,793	$1,182,449	190,649	$7,605	$8,090,723	$(4,002,345)	$(478)	$181,316	$5,459,270
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$932,290	$14,358
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid lease payment (net of initial direct costs)	901,409	—
Gain on sales-type lease	(803,248)	—
Depreciation and amortization (including amortization of deferred financing costs)	363,383	351,123
Equity in net income of partially owned entities	(135,588)	(82,457)
Distributions of income from partially owned entities	80,548	101,826
Straight-lining of rents	(44,235)	2,950
Net gains on disposition of wholly owned and partially owned assets	(24,039)	(16,048)
Amortization of interest rate cap premiums	20,387	32,792
Stock-based compensation expense	19,114	22,813
Change in deferred tax liability	683	9,823
Amortization of below-market leases, net	(284)	(2,842)
Other non-cash adjustments	2,488	11,427
Changes in operating assets and liabilities:
Tenant and other receivables	(30,318)	(7,054)
Prepaid assets	(52,554)	(60,506)
Other assets	(94,291)	(53,720)
Lease liabilities	(41,303)	13,201
Accounts payable and accrued expenses	20,519	(12,723)
Other liabilities	(2,849)	6,580
Net cash provided by operating activities	1,112,112	331,543

Cash Flows from Investing Activities:
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	749,000	—
Acquisitions of real estate and other	(245,251)	—
Additions to real estate	(211,461)	(173,586)
Development costs and construction in progress	(117,404)	(187,799)
Distributions of capital from partially owned entities	47,288	—
Investment in loan receivable	(35,000)	(50,000)
Investments in partially owned entities	(29,162)	(109,301)
Proceeds from sales of real estate and other	25,675	2,000
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,839	31,605
Net cash provided by (used in) investing activities	208,524	(487,081)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,900,683)	$(95,696)
Proceeds from borrowings	835,420	75,000
Dividends paid on preferred shares	(46,578)	(46,586)
Deferred financing costs	(6,809)	(13,667)
Contributions from noncontrolling interests	1,927	5,190
Distributions to noncontrolling interests	(1,396)	(1,269)
Other financing activity, net	(41)	57
Net cash used in financing activities	(1,118,160)	(76,971)
Net increase (decrease) in cash and cash equivalents and restricted cash	202,476	(232,509)
Cash and cash equivalents and restricted cash at beginning of period	949,619	1,261,584
Cash and cash equivalents and restricted cash at end of period	$1,152,095	$1,029,075

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$733,947	$997,002
Restricted cash at beginning of period	215,672	264,582
Cash and cash equivalents and restricted cash at beginning of period	$949,619	$1,261,584

Cash and cash equivalents at end of period	$1,009,876	$783,596
Restricted cash at end of period	142,219	245,479
Cash and cash equivalents and restricted cash at end of period	$1,152,095	$1,029,075

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$234,495	$236,892
Cash payments for income taxes	$5,006	$6,010

Non-Cash Information:
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real estate	$172,120	$—
Receivable arising from the straight-lining of rents	26,362	—
Deferred leasing costs, net of accumulated amortization	60,308	—
Other	7,322	—
Write-off of fully depreciated assets	(86,619)	(78,360)
Redeemable Class A unit measurement adjustment	70,160	(180,547)
Change in fair value of consolidated interest rate hedges and other	(48,183)	(49,539)
Accrued capital expenditures included in accounts payable and accrued expenses	30,250	31,669
Reclassification of assets held for sale (included in "other assets")	3,044	15,279
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	September 30, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land	$2,386,674	$2,434,209
Buildings and improvements	10,716,133	10,439,113
Development costs and construction in progress	1,015,288	1,097,395
Leasehold improvements and equipment	111,528	120,915
Total	14,229,623	14,091,632
Less accumulated depreciation and amortization	(4,115,089)	(4,025,349)
Real estate, net	10,114,534	10,066,283
Right-of-use assets	677,556	678,804
Net investment in lease	165,812	—
Cash and cash equivalents	1,009,876	733,947
Restricted cash	142,219	215,672
Tenant and other receivables	89,322	58,853
Investments in partially owned entities	1,965,901	2,691,478
Receivable arising from the straight-lining of rents	724,807	707,020
Deferred leasing costs, net of accumulated amortization of $228,612 and $268,532	350,198	354,882
Identified intangible assets, net of accumulated amortization of $80,758 and $75,002	112,459	118,215
Other assets	394,414	373,454
	$15,747,098	$15,998,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,921,263	$5,676,014
Senior unsecured notes, net	746,896	1,195,914
Unsecured term loan, net	796,990	795,948
Unsecured revolving credit facilities	720,420	575,000
Lease liabilities	708,457	749,759
Accounts payable and accrued expenses	382,267	374,013
Deferred compensation plan	111,574	114,580
Other liabilities	341,634	345,511
Total liabilities	8,729,501	9,826,739
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,694,264 and 16,850,803 units outstanding	676,619	708,408
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	680,154	711,943
Redeemable noncontrolling interest in a consolidated subsidiary	101,117	122,715
Total redeemable noncontrolling interests	781,271	834,658
Partners' equity:
Partners' capital	9,362,152	9,242,791
Earnings less than distributions	(3,300,001)	(4,142,249)
Accumulated other comprehensive income	3,973	57,700
Total partners' equity	6,066,124	5,158,242
Noncontrolling interests in consolidated subsidiaries	170,202	178,969
Total equity	6,236,326	5,337,211
	$15,747,098	$15,998,608
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Rental revenues	$389,097	$387,470	$1,176,104	$1,170,343
Fee and other income	64,603	55,785	180,612	159,553
Total revenues	453,700	443,255	1,356,716	1,329,896
EXPENSES:
Operating	(241,769)	(236,149)	(685,857)	(691,753)
Depreciation and amortization	(117,122)	(116,006)	(348,851)	(334,439)
General and administrative	(37,490)	(35,511)	(116,065)	(111,883)
Expense from deferred compensation plan liability	(6,756)	(5,171)	(8,790)	(11,089)
Transaction related costs and other	(3,563)	113	(4,327)	(3,901)
Total expenses	(406,700)	(392,724)	(1,163,890)	(1,153,065)

Income from partially owned entities	21,940	18,229	135,588	82,457
Interest and other investment income, net	22,413	12,391	41,730	34,626
Income from deferred compensation plan assets	6,756	5,171	8,790	11,089
Interest and debt expense	(84,459)	(100,907)	(268,204)	(289,786)
Gain on sales-type lease	—	—	803,248	—
Net gains on disposition of wholly owned and partially owned assets	—	—	24,039	16,048
Income (loss) before income taxes	13,650	(14,585)	938,017	31,265
Income tax benefit (expense)	5,589	(4,883)	(5,727)	(16,907)
Net income (loss)	19,239	(19,468)	932,290	14,358
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	8,912	14,152	30,326	40,024
Net income (loss) attributable to Vornado Realty L.P.	28,151	(5,316)	962,616	54,382
Preferred unit distributions	(15,555)	(15,557)	(46,664)	(46,672)
NET INCOME (LOSS) attributable to Class A unitholders	$12,596	$(20,873)	$915,952	$7,710

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.06	$(0.10)	$4.39	$0.04
Weighted average units outstanding	205,846	205,025	205,806	204,953

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.06	$(0.10)	$4.20	$0.04
Weighted average units outstanding	213,946	205,025	215,100	209,933
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$19,239	$(19,468)	$932,290	$14,358
Other comprehensive (loss) income:
Change in fair value of consolidated interest rate hedges and other	(7,041)	(98,940)	(48,183)	(49,539)
Other comprehensive income (loss) of nonconsolidated subsidiaries	130	(18,988)	(11,121)	(21,215)
Comprehensive income (loss)	12,328	(137,396)	872,986	(56,396)
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	9,427	17,342	31,152	39,329
Comprehensive income (loss) attributable to Vornado Realty L.P.	$21,755	$(120,054)	$904,138	$(17,067)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2025:
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$8,211,463	$(3,311,586)	$9,857	$171,863	$6,263,961
Net income attributable to Vornado Realty L.P.	—	—	—	—	28,151	—	—	28,151
Net income attributable to redeemable partnership units	—	—	—	—	(1,036)	—	—	(1,036)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(1,143)	(1,143)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(15,526)	—	—	(15,526)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	14	551	—	—	—	551
Under Vornado's employees' share option plan	—	—	—	6	—	—	—	6
Distributions	—	—	—	—	—	—	(2)	(2)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	130	—	130
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(7,041)	—	(7,041)
Redeemable Class A unit measurement adjustment	—	—	—	(32,231)	—	3	—	(32,228)
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	509	—	509
Consolidated subsidiaries	—	—	—	—	—	516	(516)	—
Other	—	—	—	(1)	(4)	(1)	—	(6)
Balance as of September 30, 2025	48,789	$1,182,364	192,055	$8,179,788	$(3,300,001)	$3,973	$170,202	$6,236,326

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2024:
Balance as of June 30, 2024	48,793	$1,182,459	190,505	$8,322,256	$(3,983,194)	$104,779	$191,699	$5,817,999
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(5,316)	—	—	(5,316)
Net loss attributable to redeemable partnership units	—	—	—	—	1,690	—	—	1,690
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(6,290)	(6,290)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(15,528)	—	—	(15,528)
Class A units redeemed for common shares	—	—	143	4,779	—	—	—	4,779
Conversion of Series A preferred units to common shares	—	(10)	1	10	—	—	—	—
Contributions	—	—	—	—	—	—	93	93
Distributions	—	—	—	—	—	—	(998)	(998)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(18,988)	—	(18,988)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(98,940)	—	(98,940)
Redeemable Class A unit measurement adjustment	—	—	—	(228,717)	—	27	—	(228,690)
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	9,454	—	9,454
Consolidated subsidiaries	—	—	—	—	—	3,190	(3,190)	—
Other	—	—	—	—	3	—	2	5
Balance as of September 30, 2024	48,793	$1,182,449	190,649	$8,098,328	$(4,002,345)	$(478)	$181,316	$5,459,270
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado Realty L.P.	—	—	—	—	962,616	—	—	962,616
Net income attributable to redeemable partnership units	—	—	—	—	(73,788)	—	—	(73,788)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(8,131)	(8,131)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(46,578)	—	—	(46,578)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	1,207	49,129	—	—	—	49,129
Under Vornado's employees' share option plan	—	—	1	42	—	—	—	42
Contributions	—	—	—	—	—	—	673	673
Distributions	—	—	—	—	—	—	(188)	(188)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(11,121)	—	(11,121)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(48,183)	—	(48,183)
Redeemable Class A unit measurement adjustment	—	—	—	70,191	—	(31)	—	70,160
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	4,780	—	4,780
Consolidated subsidiaries	—	—	—	—	—	827	(827)	—
Other	—	—	—	(1)	(2)	1	(294)	(296)
Balance as of September 30, 2025	48,789	$1,182,364	192,055	$8,179,788	$(3,300,001)	$3,973	$170,202	$6,236,326

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2024:
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado Realty L.P.	—	—	—	—	54,382	—	—	54,382
Net income attributable to redeemable partnership units	—	—	—	—	(724)	—	—	(724)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(16,272)	(16,272)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(46,586)	—	—	(46,586)
Class A units redeemed for common shares	—	—	258	7,819	—	—	—	7,819
Conversion of Series A preferred units to common shares	—	(10)	1	10	—	—	—	—
Contributions	—	—	—	—	—	—	1,851	1,851
Distributions	—	—	—	—	—	—	(1,183)	(1,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(21,215)	—	(21,215)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(49,539)	—	(49,539)
Redeemable Class A unit measurement adjustment	—	—	—	(180,531)	—	(16)	—	(180,547)
Other comprehensive loss (income) attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	5,872	—	5,872
Consolidated subsidiaries	—	—	—	—	—	(695)	695	—
Other	—	—	(1)	145	(22)	—	3	126
Balance as of September 30, 2024	48,793	$1,182,449	190,649	$8,098,328	$(4,002,345)	$(478)	$181,316	$5,459,270
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$932,290	$14,358
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid lease payment (net of initial direct costs)	901,409	—
Gain on sales-type lease	(803,248)	—
Depreciation and amortization (including amortization of deferred financing costs)	363,383	351,123
Equity in net income of partially owned entities	(135,588)	(82,457)
Distributions of income from partially owned entities	80,548	101,826
Straight-lining of rents	(44,235)	2,950
Net gains on disposition of wholly owned and partially owned assets	(24,039)	(16,048)
Amortization of interest rate cap premiums	20,387	32,792
Stock-based compensation expense	19,114	22,813
Change in deferred tax liability	683	9,823
Amortization of below-market leases, net	(284)	(2,842)
Other non-cash adjustments	2,488	11,427
Changes in operating assets and liabilities:
Tenant and other receivables	(30,318)	(7,054)
Prepaid assets	(52,554)	(60,506)
Other assets	(94,291)	(53,720)
Lease liabilities	(41,303)	13,201
Accounts payable and accrued expenses	20,519	(12,723)
Other liabilities	(2,849)	6,580
Net cash provided by operating activities	1,112,112	331,543

Cash Flows from Investing Activities:
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	749,000	—
Acquisitions of real estate and other	(245,251)	—
Additions to real estate	(211,461)	(173,586)
Development costs and construction in progress	(117,404)	(187,799)
Distributions of capital from partially owned entities	47,288	—
Investment in loan receivable	(35,000)	(50,000)
Investments in partially owned entities	(29,162)	(109,301)
Proceeds from sales of real estate and other	25,675	2,000
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,839	31,605
Net cash provided by (used in) investing activities	208,524	(487,081)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,900,683)	$(95,696)
Proceeds from borrowings	835,420	75,000
Distributions to preferred unitholders	(46,578)	(46,586)
Deferred financing costs	(6,809)	(13,667)
Contributions from noncontrolling interests in consolidated subsidiaries	1,927	5,190
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(1,396)	(1,269)
Other financing activity, net	(41)	57
Net cash used in financing activities	(1,118,160)	(76,971)
Net increase (decrease) in cash and cash equivalents and restricted cash	202,476	(232,509)
Cash and cash equivalents and restricted cash at beginning of period	949,619	1,261,584
Cash and cash equivalents and restricted cash at end of period	$1,152,095	$1,029,075

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$733,947	$997,002
Restricted cash at beginning of period	215,672	264,582
Cash and cash equivalents and restricted cash at beginning of period	$949,619	$1,261,584

Cash and cash equivalents at end of period	$1,009,876	$783,596
Restricted cash at end of period	142,219	245,479
Cash and cash equivalents and restricted cash at end of period	$1,152,095	$1,029,075

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$234,495	$236,892
Cash payments for income taxes	$5,006	$6,010

Non-Cash Information:
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real estate	$172,120	$—
Receivable arising from the straight-lining of rents	26,362	—
Deferred leasing costs, net of accumulated amortization	60,308	—
Other	7,322	—
Write-off of fully depreciated assets	(86,619)	(78,360)
Redeemable Class A unit measurement adjustment	70,160	(180,547)
Change in fair value of consolidated interest rate hedges and other	(48,183)	(49,539)
Accrued capital expenditures included in accounts payable and accrued expenses	30,250	31,669
Reclassification of assets held for sale (included in "other assets")	3,044	15,279
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.5% of the common limited partnership interest in the Operating Partnership as of September 30, 2025. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
3.    Recently Issued Accounting Literature
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard but do not expect it to have a material impact on our consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact of this standard on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2025 and 2024 is set forth in Note 20 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2024
	Total	New York	Other		Total	New York	Other
Property rentals	$360,416	$291,001	$69,415		$362,903	$294,258	$68,645
Trade shows	6,956	—	6,956		6,789	—	6,789
Sales-type lease income(1)	2,507	2,507	—		—	—	—
Lease revenues(2)	369,879	293,508	76,371		369,692	294,258	75,434
Tenant services	14,158	9,364	4,794		13,190	9,300	3,890
Parking revenues	5,060	3,892	1,168		4,588	3,611	977
Rental revenues	389,097	306,764	82,333		387,470	307,169	80,301
BMS cleaning fees	42,530	44,902	(2,372)	(3)	37,772	41,007	(3,235)	(3)
Management and leasing fees	2,998	3,170	(172)		2,841	3,089	(248)
Other income	19,075	12,504	6,571		15,172	11,218	3,954
Fee and other income	64,603	60,576	4,027		55,785	55,314	471
Total revenues	$453,700	$367,340	$86,360		$443,255	$362,483	$80,772
____________________
See notes below.

(Amounts in thousands)	For the Nine Months Ended September 30, 2025				For the Nine Months Ended September 30, 2024
	Total	New York	Other		Total	New York	Other
Property rentals	$1,103,097	$894,652	$208,445		$1,104,972	$898,569	$206,403
Trade shows	19,807	—	19,807		19,566	—	19,566
Sales-type lease income(1)	4,101	4,101	—		—	—	—
Lease revenues(2)	1,127,005	898,753	228,252		1,124,538	898,569	225,969
Tenant services	34,177	24,043	10,134		31,822	22,220	9,602
Parking revenues	14,922	11,657	3,265		13,983	11,018	2,965
Rental revenues	1,176,104	934,453	241,651		1,170,343	931,807	238,536
BMS cleaning fees	116,437	123,143	(6,706)	(3)	112,017	120,336	(8,319)	(3)
Management and leasing fees	8,954	9,525	(571)		12,161	12,712	(551)
Other income	55,221	34,592	20,629		35,375	23,440	11,935
Fee and other income	180,612	167,260	13,352		159,553	156,488	3,065
Total revenues	$1,356,716	$1,101,713	$255,003		$1,329,896	$1,088,295	$241,601
____________________
(1)See page 24 for details.
(2)The components of lease revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed payments	$340,797	$332,023	$1,030,936	$1,006,351
Variable payments	26,575	37,669	91,968	118,187
Total operating lease payments	367,372	369,692	1,122,904	1,124,538
Sales-type lease income	2,507	—	4,101	—
Lease revenues	$369,879	$369,692	$1,127,005	$1,124,538
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of September 30, 2025, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
As of September 30, 2025, we own $1.079 billion aggregate liquidation preference of preferred equity interests in certain of the properties, which had been reduced from $1.828 billion as of December 31, 2024, following the partial redemptions discussed below. The preferred equity has an annual coupon of 4.75% through April 2029, and will then be based on a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
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
As of September 30, 2025, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $713,798,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of September 30, 2025, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of September 30, 2025, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s September 30, 2025 closing share price of $234.49, was $387,862,000, or $334,270,000 in excess of the carrying amount on our consolidated balance sheets. As of September 30, 2025, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,071,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
On August 1, 2025, Alexander’s entered into a 60-day extension with the lenders on the $300,000,000 non-recourse mortgage loan encumbering the retail condominium of 731 Lexington Avenue. The loan was previously scheduled to mature on August 5, 2025. Alexander’s did not repay the loan on the extended maturity date of October 3, 2025. Alexander’s is in discussions with the lenders regarding a potential loan restructuring.
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
512 West 22nd Street
On August 14, 2025, a joint venture, in which we have a 55.0% interest, completed the sale of 512 West 22nd Street, a 173,000 square foot office building, for $205,000,000. The joint venture used a portion of the proceeds to repay the $122,930,000 mortgage loan encumbering the property. We received net proceeds of $37,900,000 and recognized a financial statement net gain of $11,002,000, which is included in “income from partially owned entities” on our consolidated statements of income.
650 Madison Avenue
In October 2025, a joint venture, in which we own a 20.1% interest, received a notice of default (the “Notice”) on the $800,000,000 non-recourse mortgage loan secured by 650 Madison Avenue, a 601,000 square foot Manhattan office and retail building. The Notice asserts that the joint venture is in default under the loan agreement due to its failure to pay the full interest and reserve amounts due and owing under the loan agreement and that the joint venture’s obligations are now immediately due and payable.
As previously announced in the fourth quarter of 2022, we wrote off our entire investment in 650 Madison Avenue and accordingly carry this investment at zero on our balance sheet and no longer record our share of net income (loss) from this investment.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2025	Balance as of
		September 30, 2025	December 31, 2024
Investments:
Fifth Avenue and Times Square JV (see page 22 for details)	51.5%	$1,549,488	$2,235,546
Partially owned office buildings/land(1)	Various	154,359	186,190
Alexander's (see page 22 for details):	32.4%	53,592	68,492
Other investments(2)	Various	208,462	201,250
		$1,965,901	$2,691,478
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(66,168)	$(70,552)
85 Tenth Avenue	49.9%	(23,844)	(18,978)
		$(90,012)	$(89,530)
____________________
(1)Includes interests in 280 Park Avenue, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5. Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2025	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 22 for details):
Equity in net income	51.5%	$2,286	$9,253	$11,772	$28,971
Return on preferred equity, net of our share of the expense		6,241	10,541	21,287	30,127
Net gain on sale		—	—	76,162	—
		8,527	19,794	109,221	59,098
Alexander's (see page 22 for details):
Equity in net income	32.4%	2,069	2,099	7,911	9,902
Management, leasing and development fees		1,405	1,530	4,444	3,895
		3,474	3,629	12,355	13,797

Partially owned office buildings(1)(2)	Various	6,953	(7,633)	976	3,261	(3)

Other investments(4)	Various	2,986	2,439	13,036	6,301

		$21,940	$18,229	$135,588	$82,457
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street (sold on August 14, 2025), 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)2025 includes the $11,002 gain associated with the sale of 512 West 22nd Street. See page 23 for details.
(3)Includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan.
(4)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
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
As of September 30, 2025, our net investment in lease was $165,812,000. Future minimum lease payments to be received as of September 30, 2025 are as follows:

(Amounts in thousands)	As of September 30, 2025
Remaining 2025	$2,320
2026	9,281
2027	9,281
2028	9,281
2029	9,281
2030	9,281
Thereafter	597,194
Total minimum lease payments	645,919
Amount representing interest	(496,024)
Sales-type lease receivable	149,895
Asset unguaranteed residual value	15,917
Net investment in lease	$165,812

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
7. Acquisitions
Investment in Loan
On July 24, 2025, we purchased a $35,000,000 A-Note secured by a Midtown Manhattan property at par. The A-Note accrues interest at 4.89% plus 4.00% default interest. The A-Note was recorded to “other assets” on our consolidated balance sheets. We previously acquired the $50,000,000 B-Note secured by the property in August 2024. The A-Note, together with the B-Note, is in default.
623 Fifth Avenue
On September 4, 2025, we purchased the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building, for $218,000,000. At closing, we borrowed $145,420,000 under our revolving credit facility to partially finance the acquisition. We intend to redevelop the asset into a premier, boutique office building.
8.    Dispositions
220 Central Park South
During the nine months ended September 30, 2025, we closed on the sale of two condominium units and ancillary amenities at 220 Central Park South (“220 CPS”) for net proceeds of $24,839,000, resulting in a financial statement net gain of $13,702,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,592,000 of income tax expense was recognized on our consolidated statements of income. Two units remain unsold, with a carrying value of $10,640,000 which is included in "other assets” on our consolidated balance sheets.
Canal Street Condominium Units
During the nine months ended September 30, 2025, we closed on the sale of six residential condominium units at 304-306 Canal Street and 334 Canal Street for net proceeds of $21,633,000, resulting in a financial statement net gain of $10,337,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. Two units remain unsold, with a carrying value of $4,006,000 which is included in "other assets” on our consolidated balance sheets.
9.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	September 30, 2025	December 31, 2024
Identified intangible assets:
Gross amount	$193,217	$193,217
Accumulated amortization	(80,758)	(75,002)
Total, net	$112,459	$118,215
Identified intangible liabilities (included in other liabilities):
Gross amount	$134,499	$134,499
Accumulated amortization	(112,700)	(110,982)
Total, net	$21,799	$23,517
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $100,000 and $932,000 for the three months ended September 30, 2025 and 2024, respectively, and $284,000 and $2,842,000 for the nine months ended September 30, 2025 and 2024, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,451,000 and $1,678,000 for the three months ended September 30, 2025 and 2024, respectively, and $4,324,000 and $5,378,000 for the nine months ended September 30, 2025 and 2024, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Debt
Senior Unsecured Notes due 2025
We repaid our $450,000,000 3.50% senior unsecured notes on their January 15, 2025 maturity date.
PENN 11
On July 16, 2025, we completed a $450,000,000 refinancing of PENN 11, a 1,200,000 square foot Manhattan office building. The five-year interest-only loan matures in August 2030 and has a fixed rate of 6.35%. We paid down by $50,000,000 the prior $500,000,000 loan that bore interest at a rate of SOFR plus 2.06% (swapped to an all-in fixed rate of 6.28%) and was scheduled to mature in October 2025. The swap was terminated at the time of refinancing, and we received $130,000 of proceeds.
4 Union Square South
On August 12, 2025, we completed a $120,000,000 refinancing of 4 Union Square South, a 204,000 square foot Manhattan retail property. The ten-year interest-only loan matures in September 2035 and has a fixed rate of 5.64%. The loan replaces the previous $120,000,000 loan that bore interest at SOFR plus 1.50% and was scheduled to mature in August 2025.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of September 30, 2025(1)		Balance as of
			September 30, 2025	December 31, 2024
Mortgages Payable:
Fixed rate(2)	4.53%		$4,365,000	$4,591,400
Variable rate(3)	6.55%	(4)	581,492	1,115,776
Total	4.76%		4,946,492	5,707,176
Deferred financing costs, net and other			(25,229)	(31,162)
Total, net			$4,921,263	$5,676,014
Unsecured Debt:
Senior unsecured notes	2.73%		$750,000	$1,200,000
Deferred financing costs, net and other			(3,104)	(4,086)
Senior unsecured notes, net			746,896	1,195,914

Unsecured term loan	4.30%		800,000	800,000
Deferred financing costs, net and other			(3,010)	(4,052)
Unsecured term loan, net			796,990	795,948

Unsecured revolving credit facilities	4.14%		720,420	575,000

Total, net			$2,264,306	$2,566,862
____________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable. See Note 16 - Fair Value Measurements for further information on our consolidated hedging instruments.
(2)Includes variable rate mortgages with interest rates fixed by interest rate swap arrangements and the $950,000 1290 Avenue of the Americas mortgage loan which is subject to a 1.00% SOFR interest rate cap arrangement.
(3)Includes variable rate mortgages subject to interest rate cap arrangements, except for the 1290 Avenue of the Americas mortgage loan discussed above. As of September 30, 2025, $460,000 of our variable rate debt is subject to interest rate cap arrangements, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 5.22% and a weighted average remaining term of seven months.
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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$642,465	$454,693	$711,943	$483,786
Net income (loss)	1,036	(1,690)	73,788	724
Other comprehensive loss	(509)	(9,454)	(4,780)	(5,872)
Distributions	(29)	(29)	(551)	(86)
Redemption of Class A units for Vornado common shares, at redemption value	(551)	(4,779)	(49,129)	(7,819)
Redeemable Class A unit measurement adjustment	32,228	228,690	(70,160)	180,547
Other, net	5,514	6,509	19,043	22,660
Ending balance	$680,154	$673,940	$680,154	$673,940
As of September 30, 2025 and December 31, 2024, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $676,619,000 and $708,408,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,649,000 and $49,684,000 as of September 30, 2025 and December 31, 2024, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building. As of September 30, 2025, a historic tax credit investor (the "Tax Credit Investor") has funded $209,661,000 of capital contributions in connection with the Farley Building development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Building at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and nine months ended September 30, 2025 and 2024.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$107,632	$138,772	$122,715	$154,662
Net loss	(7,769)	(7,862)	(22,195)	(23,752)
Contributions	1,254	3,339	1,254	3,339
Distributions	—	—	(657)	—
Ending balance	$101,117	$134,249	$101,117	$134,249

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$—	$—	$—
Preferred shares/units(1):
Convertible preferred:
6.5% Series A: authorized 9,180 shares/units(2)	0.8125	0.8125	2.4375	2.4375
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	1.0125	1.0125
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.9843	0.9843
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.9843	0.9843
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781	0.8343	0.8343
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
We anticipate that we will pay a common share dividend for 2025 in December, subject to approval by our Board of Trustees.
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
During the nine months ended September 30, 2025, no shares were repurchased. In total, Vornado has repurchased 2,024,495 common shares at an average price per share of $14.40. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of September 30, 2025, $170,857,000 remained available and authorized for repurchases.

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

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Performance AO LTIP Units	$2,660	$2,910	$8,442	$9,853
LTIP Units	2,352	2,796	8,947	10,445
LTPP Units	474	630	1,427	1,889
OPP Units	87	208	298	626
	$5,573	$6,544	$19,114	$22,813
14.    Income (Loss) Per Share and Per Class A Unit
Vornado Realty Trust
Basic net income (loss) per common share is computed by dividing (i) net income (loss) attributable to common shareholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted income (loss) per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units are included in the calculation of diluted income (loss) per share using the if-converted method, if the effect is dilutive. Net income (loss) is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on income (loss) per common share.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Vornado	$27,115	$(3,626)	$888,828	$53,658
Preferred share dividends	(15,526)	(15,528)	(46,578)	(46,586)
Net income (loss) attributable to common shareholders	11,589	(19,154)	842,250	7,072
Distributions and earnings allocated to unvested participating securities	—	—	—	—
Numerator for basic income (loss) per common share	11,589	(19,154)	842,250	7,072
Impact of assumed conversion of dilutive convertible securities	—	—	1,189	—
Numerator for diluted income (loss) per common share	$11,589	$(19,154)	$843,439	$7,072

Denominator:
Denominator for basic income (loss) per common share - weighted average shares	192,050	190,556	191,804	190,493
Effect of dilutive securities(1):
Share-based payment awards	8,100	—	8,000	4,980
Convertible securities	—	—	1,294	—
Denominator for diluted income (loss) per common share - weighted average shares and assumed conversions	200,150	190,556	201,098	195,473

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.10)	$4.39	$0.04
Diluted	$0.06	$(0.10)	$4.19	$0.04
____________________
(1)The calculation of diluted income (loss) per common share for the three months ended September 30, 2025 excluded 1,291 potential common share equivalents of our convertible securities, as their inclusion would be antidilutive. There were no antidilutive potential common share equivalents for the nine months ended September 30, 2025.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Vornado Realty L.P.	$28,151	$(5,316)	$962,616	$54,382
Preferred unit distributions	(15,555)	(15,557)	(46,664)	(46,672)
Net income (loss) attributable to Class A unitholders	12,596	(20,873)	915,952	7,710
Distributions and earnings allocated to unvested participating securities	(175)	—	(12,792)	(99)
Numerator for basic income (loss) per Class A unit	12,421	(20,873)	903,160	7,611
Impact of assumed conversion of dilutive convertible securities	—	—	1,189	—
Numerator for diluted income (loss) per Class A unit	$12,421	$(20,873)	$904,349	$7,611

Denominator:
Denominator for basic income (loss) per Class A unit - weighted average units	205,846	205,025	205,806	204,953
Effect of dilutive securities(1):
Unit-based payment awards	8,100	—	8,000	4,980
Convertible securities	—	—	1,294	—
Denominator for diluted income (loss) per Class A unit - weighted average units and assumed conversions	213,946	205,025	215,100	209,933

INCOME (LOSS) PER CLASS A UNIT:
Basic	$0.06	$(0.10)	$4.39	$0.04
Diluted	$0.06	$(0.10)	$4.20	$0.04
____________________
(1)The calculation of diluted income (loss) per Class A unit for the three months ended September 30, 2025 excluded 1,291 potential Class A unit equivalents of our convertible securities, as their inclusion would be antidilutive. There were no antidilutive potential Class A unit equivalents for the nine months ended September 30, 2025.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
15.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of September 30, 2025 and December 31, 2024, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of September 30, 2025 and December 31, 2024, $268,487,000 and $261,443,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs was included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of September 30, 2025 and December 31, 2024, $101,609,000 and $52,530,000, respectively was included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of September 30, 2025 and December 31, 2024 was $373,096,000 and $316,973,000, respectively.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Building and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of September 30, 2025, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,767,919,000 and $2,757,858,000, respectively. As of December 31, 2024, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,804,481,000 and $2,738,539,000, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
16.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (ii) loans receivable (for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10")), (iii) interest rate swaps and caps, (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units) and (v) marketable securities. The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($17,243 included in restricted cash and $94,331 in other assets)	$111,574	$72,548	$—	$39,026
Loans receivable (included in other assets)	101,609	—	—	101,609
Interest rate swaps and caps designated as a hedge (included in other assets)	22,643	—	22,643	—
Marketable securities	21,565	21,565	—	—
Interest rate caps not designated as a hedge (included in other assets)	3	—	3	—
Total assets	$257,394	$94,113	$22,646	$140,635

Mandatorily redeemable instruments (included in other liabilities)	$49,649	$49,649	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	3,459	—	3,459	—
Interest rate caps not designated as a hedge (included in other liabilities)	3	—	3	—
Total liabilities	$53,111	$49,649	$3,462	$—

(Amounts in thousands)	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($8,958 included in restricted cash and $105,622 in other assets)	$114,580	$70,025	$—	$44,555
Loans receivable ($32,984 included in investments in partially owned entities and $52,335 in other assets)	85,319	—	—	85,319
Interest rate swaps and caps designated as a hedge (included in other assets)	88,982	—	88,982	—
Interest rate caps not designated as a hedge (included in other assets)	1,040	—	1,040	—
Total assets	$289,921	$70,025	$90,022	$129,874

Mandatorily redeemable instruments (included in other liabilities)	$49,684	$49,684	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	1,023	—	1,023	—
Interest rate caps not designated as a hedge (included in other liabilities)	1,040	—	1,040	—
Total liabilities	$51,747	$49,684	$2,063	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Beginning balance	$37,821	$44,555
Purchases	75	571
Sales	(2,644)	(8,645)
Realized and unrealized gains (losses)	1,179	(1,671)
Other, net	2,595	4,216
Ending balance	$39,026	$39,026
Loans Receivable
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Beginning balance	$89,986	$85,319
Investment in loan receivable	35,000	35,000
Paydowns	(32,984)	(32,984)
Interest accrual	6,346	8,672
Funding	3,261	5,602
Ending balance(1)	$101,609	$101,609
____________________
(1)The fair value for the balance at September 30, 2025 was based on comparable sales data.

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2025 and December 31, 2024.

(Amounts in thousands)	As of September 30, 2025							As of December 31, 2024
	Notional Amount		All-In Swapped Rate		Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset	Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	6.03%		05/26	$—	$1,299	$765	$—
Forward swap (effective 05/26)	840,000		5.56%	(2)	05/28	—	1,621	—	—
Unsecured term loan(3)	750,000		4.22%		(4)	5,231	—	16,217	—
Unsecured revolving credit facility	575,000		3.84%		08/27	6,747	—	18,510	—
One Park Avenue mortgage loan(3)	500,000	(5)	3.95%		07/27	5,564	—	15,243	—
100 West 33rd Street mortgage loan	480,000		5.26%		06/27	—	127	6,808	—
888 Seventh Avenue mortgage loan	200,000	(6)	4.76%		09/27	1,470	—	5,249	—
435 Seventh Avenue mortgage loan	75,000		6.96%		04/26	—	412	—	741
PENN 11 mortgage loan(7)						—	—	17	282
4 Union Square South mortgage loan(8)						—	—	12	—
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000		(9)		11/25	3,631	—	25,673	—
Various mortgage loans						—	—	488	—
						$22,643	$3,459	$88,982	$1,023
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan. In June 2025, we entered into the forward swap arrangement detailed above.
(2)Reflects the May 2026 increase in variable rate spread to S+230. The variable rate spread will further increase to S+255 in May 2027.
(3)The $700,000 corporate-level interest rate swap previously allocated to the 770 Broadway mortgage loan (see Note 6 - 770 Broadway) has been reallocated and now hedges $500,000 of the One Park Avenue mortgage loan and $200,000 of the unsecured term loan. The December 31, 2024 fair value is presented based on the current period reallocation.
(4)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in December 2027. The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+125)
Through 10/26	$750,000	4.22%	$50,000
10/26 through 07/27	250,000	3.99%	550,000
07/27 through 08/27	50,000	3.99%	750,000

(5)The remaining $25,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.22% (5.37% as of September 30, 2025) and has a 4.39% SOFR strike rate cap in place.
(6)The remaining $47,373 mortgage loan balance bears interest at a floating rate of SOFR plus 1.80% (6.08% as of September 30, 2025).
(7)In July 2025, we completed a $450,000 refinancing of PENN 11 at a fixed rate of 6.35% (see Note 10 - Debt).
(8)In August 2025, we completed a $120,000 refinancing of 4 Union Square South at a fixed rate of 5.64% (see Note 10 - Debt).
(9)SOFR cap strike rate of 1.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
16.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of September 30, 2025 and December 31, 2024.
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

(Amounts in thousands)	As of September 30, 2025			As of December 31, 2024
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$734,403		$734,000	$639,366		$639,000
Debt:
Mortgages payable	$4,946,492		$4,790,000	$5,707,176		$5,486,000
Senior unsecured notes	750,000		708,000	1,200,000		1,129,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	720,420		720,000	575,000		575,000
Total	$7,216,912	(1)	$7,018,000	$8,282,176	(1)	$7,990,000
____________________
(1)Excludes $31,343 and $39,300 of deferred financing costs, net and other as of September 30, 2025 and December 31, 2024, respectively.
17.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on cash and cash equivalents and restricted cash	$11,059	$10,185	$27,729	$32,470
Income (loss) from real estate fund investments(1)	5,436	(62)	5,601	(112)
Interest on loans receivable	4,199	2,268	6,681	2,268
Change in fair value of marketable securities	1,719	—	1,719	—
	$22,413	$12,391	$41,730	$34,626
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
18.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$82,547	$98,952	$262,708	$279,105
Capitalized interest and debt expense	(9,022)	(13,437)	(29,423)	(38,795)
Amortization of interest rate cap premiums	6,211	10,072	20,387	32,792
Amortization of deferred financing costs	4,723	5,320	14,532	16,684
	$84,459	$100,907	$268,204	$289,786

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
Our PENN 1 ground lease provides for three 25-year renewal options for periods beginning June 2023 until 2098. The ground lease is subject to fair market value resets at each 25-year renewal period. On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. On October 31, 2025, the court granted the ground lessor’s motion. We believe the motion is without merit and intend to appeal the court’s decision.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding a separate point relating to the matter. The court denied our motion to dismiss that action and we are appealing that decision. The Panel’s decision (which is subject to the aforementioned vacatur decision that we plan to appeal) provides that if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of September 30, 2025, the aggregate dollar amount of these guarantees is approximately $439,908,000, including the payment guarantee for the mortgage loan secured by 7 West 34th Street and partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of September 30, 2025, $25,343,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2025, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of September 30, 2025, we had construction commitments aggregating approximately $18,092,000.
20.    Segment Information
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
Below is a summary of NOI at share by segment for the three and nine months ended September 30, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended September 30, 2025
	Total	New York	Other
Total revenues	$453,700	$367,340	$86,360
Deduct: operating expenses(1)	(241,769)	(198,430)	(43,339)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,139)	(3,031)	(7,108)
Add: NOI from partially owned entities	64,884	62,659	2,225
NOI at share	$266,676	$228,538	$38,138

(Amounts in thousands)	For the Three Months Ended September 30, 2024
	Total	New York	Other
Total revenues	$443,255	$362,483	$80,772
Deduct: operating expenses(1)	(236,149)	(194,927)	(41,222)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,907)	(2,523)	(6,384)
Add: NOI from partially owned entities	67,292	64,555	2,737
NOI at share	$265,491	$229,588	$35,903

(Amounts in thousands)	For the Nine Months Ended September 30, 2025
	Total	New York	Other
Total revenues	$1,356,716	$1,101,713	$255,003
Deduct: operating expenses(1)	(685,857)	(570,472)	(115,385)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(31,442)	(9,391)	(22,051)
Add: NOI from partially owned entities	198,222	190,584	7,638
NOI at share	$837,639	$712,434	$125,205
____________________
See note on the following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20. Segment Information - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2024
	Total	New York	Other
Total revenues	$1,329,896	$1,088,295	$241,601
Deduct: operating expenses(1)	(691,753)	(572,152)	(119,601)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(29,316)	(9,255)	(20,061)
Add: NOI from partially owned entities	205,959	197,982	7,977
NOI at share	$814,786	$704,870	$109,916
____________________
(1)Includes various expenses associated with operating our properties, including but not limited to: real estate taxes, ground rent, insurance, and utilities. Our CODM is not regularly provided with significant expense categories and amounts included within net operating income at share.
Below is a reconciliation of NOI at share to income (loss) before income taxes for the three and nine months ended September 30, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NOI at share	$266,676	$265,491	$837,639	$814,786
NOI attributable to noncontrolling interests in consolidated subsidiaries	10,139	8,907	31,442	29,316
NOI from partially owned entities	(64,884)	(67,292)	(198,222)	(205,959)
Net gains on disposition of wholly owned and partially owned assets	—	—	24,039	16,048
Gain on sales-type lease	—	—	803,248	—
Interest and debt expense	(84,459)	(100,907)	(268,204)	(289,786)
Interest and other investment income, net	22,413	12,391	41,730	34,626
Income from partially owned entities	21,940	18,229	135,588	82,457
Transaction related costs and other	(3,563)	113	(4,327)	(3,901)
General and administrative expense	(37,490)	(35,511)	(116,065)	(111,883)
Depreciation and amortization expense	(117,122)	(116,006)	(348,851)	(334,439)
Income (loss) before income taxes	$13,650	$(14,585)	$938,017	$31,265

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of September 30, 2025, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of September 30, 2025, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2025

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2025. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.5% of the common limited partnership interest in the Operating Partnership as of September 30, 2025. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended September 30, 2025 Financial Results Summary
Net income attributable to common shareholders for the quarter ended September 30, 2025 was $11,589,000, or $0.06 per diluted share, compared to net loss attributable to common shareholders of $19,154,000, or $0.10 per diluted share, for the prior year’s quarter.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2025 was $117,372,000, or $0.58 per diluted share, compared to $99,256,000, or $0.50 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2025 and 2024 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2025 by $2,837,000, or $0.01 per diluted share, and decreased FFO attributable to common shareholders by $3,499,000, or $0.02 per diluted share, for the quarter ended September 30, 2024.
Nine Months Ended September 30, 2025 Financial Results Summary
Net income attributable to common shareholders for the nine months ended September 30, 2025 was $842,250,000, or $4.19 per diluted share, compared to $7,072,000, or $0.04 per diluted share, for the nine months ended September 30, 2024. The increase is primarily due to the $803,248,000 gain on sales-type lease related to the 770 Broadway master lease with NYU, the $76,162,000 net gain recognized upon the disposition of a portion of the 666 Fifth condominium to UNIQLO, and the $17,240,000 reversal of PENN 1 rent expense previously accrued following the April 2025 rent reset determination (which is subject to the ongoing litigation described on page 44).
FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2025 was $373,482,000, or $1.86 per diluted share, compared to $352,914,000, or $1.79 per diluted share, for the nine months ended September 30, 2024. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2025 and 2024 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2025 by $19,243,000, or $0.10 per diluted share and by $28,054,000, or $0.14 per diluted share for the nine months ended September 30, 2024.

Overview - continued
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	$3,586	$4,164	$10,128	$10,897
Our share of the gain on the discounted extinguishment of the 280 Park Avenue mezzanine loan	—	—	—	(31,215)
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	—	—	(11,110)	(13,069)
Gain on sale of Canal Street condominium units	—	—	(10,337)	—
Other	(6,661)	(365)	(9,556)	2,896
	(3,075)	3,799	(20,875)	(30,491)
Noncontrolling interests' share of above adjustments on a dilutive basis	238	(300)	1,632	2,437
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(2,837)	$3,499	$(19,243)	$(28,054)
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

	Total	New York		THE MART(1)	555 California Street
Same store NOI at share % increase (decrease)
Three months ended September 30, 2025 compared to September 30, 2024	7.5%	9.1%		(10.4)%	3.8%
Nine months ended September 30, 2025 compared to September 30, 2024	5.4%	4.5%	(2)	19.9%	4.0%
Same store NOI at share - cash basis % (decrease) increase
Three months ended September 30, 2025 compared to September 30, 2024	(8.2)%	(7.4)%	(3)	(10.0)%	(16.0)%	(5)
Nine months ended September 30, 2025 compared to September 30, 2024	(4.6)%	(6.2)%	(3)(4)	20.4%	(7.9)%	(5)
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
(4)Excludes the impact of the April 2025 $22,361,000 true-up payment for prior period PENN 1 ground rent owed based on the recent rent reset determination (which is subject to the ongoing litigation described on the following page).
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
PENN 1 Ground Rent Reset Determination
On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the PENN 1 land parcel for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. On October 31, 2025, the court granted the ground lessor’s motion. We believe the motion is without merit and intend to appeal the court’s decision.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding a separate point relating to the matter. The court denied our motion to dismiss that action and we are appealing that decision. The Panel’s decision (which is subject to the aforementioned vacatur decision that we plan to appeal) provides that if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We were accruing $26,205,000 per annum of ground rent based on a previous estimate and therefore, in connection with the Panel’s determination (which is subject to the ongoing litigation described above), we reversed $17,240,000 of previously accrued rent expense during the nine months ended September 30, 2025. Additionally, commencing in the first quarter of 2025, we are now paying based on the $15,000,000 annual rent.
Acquisitions
Investment in Loan
On July 24, 2025, we purchased a $35,000,000 A-Note secured by a Midtown Manhattan property at par. The A-Note accrues interest at 4.89% plus 4.00% default interest. The A-Note was recorded to “other assets” on our consolidated balance sheets. We previously acquired the $50,000,000 B-Note secured by the property in August 2024. The A-Note, together with the B-Note, is in default.
623 Fifth Avenue
On September 4, 2025, we purchased the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building, for $218,000,000. At closing, we borrowed $145,420,000 under our revolving credit facility to partially finance the acquisition. We intend to redevelop the asset into a premier, boutique office building.
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
220 Central Park South
During the nine months ended September 30, 2025, we closed on the sale of two condominium units and ancillary amenities at 220 CPS for net proceeds of $24,839,000, resulting in a financial statement net gain of $13,702,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $2,592,000 of income tax expense was recognized on our consolidated statements of income. Two units remain unsold.
Canal Street Condominium Units
During the nine months ended September 30, 2025, we closed on the sale of six residential condominium units at 304-306 Canal Street and 334 Canal Street for net proceeds of $21,633,000, resulting in a financial statement net gain of $10,337,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. Two units remain unsold.

Overview - continued

Dispositions - continued
49 West 57th Street
On June 26, 2025, a joint venture, in which we own a 50.0% interest, completed the sale of the 49 West 57th Street commercial condominium. We received net proceeds of $8,650,000 and recognized a financial statement net gain of $2,527,000 which is included in "income from partially owned entities" on our consolidated statements of income.
512 West 22nd Street
On August 14, 2025, a joint venture, in which we have a 55.0% interest, completed the sale of 512 West 22nd Street, a 173,000 square foot office building, for $205,000,000. The joint venture used a portion of the proceeds to repay the $122,930,000 mortgage loan encumbering the property. We received net proceeds of $37,900,000 and recognized a financial statement net gain of $11,002,000, which is included in “income from partially owned entities” on our consolidated statements of income.
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
PENN 11
On July 16, 2025, we completed a $450,000,000 refinancing of PENN 11, a 1,200,000 square foot Manhattan office building. The five-year interest-only loan matures in August 2030 and has a fixed rate of 6.35%. We paid down by $50,000,000 the prior $500,000,000 loan that bore interest at a rate of SOFR plus 2.06% (swapped to an all-in fixed rate of 6.28%) and was scheduled to mature in October 2025. The swap was terminated at the time of refinancing, and we received $130,000 of proceeds.
Alexander's Inc. ("Alexander's")
On August 1, 2025, Alexander’s, in which we own a 32.4% common equity interest, entered into a 60-day extension with the lenders on the $300,000,000 non-recourse mortgage loan encumbering the retail condominium of 731 Lexington Avenue. The loan was previously scheduled to mature on August 5, 2025. Alexander’s did not repay the loan on the extended maturity date of October 3, 2025. Alexander’s is in discussions with the lenders regarding a potential loan restructuring.
4 Union Square South
On August 12, 2025, we completed a $120,000,000 refinancing of 4 Union Square South, a 204,000 square foot Manhattan retail property. The 10-year interest-only loan matures in September 2035 and has a fixed rate of 5.64%. The loan replaces the previous $120,000,000 loan that bore interest at SOFR plus 1.50% and was scheduled to mature in August 2025.
650 Madison Avenue
In October 2025, a joint venture, in which we own a 20.1% interest, received a notice of default (the “Notice”) on the $800,000,000 non-recourse mortgage loan secured by 650 Madison Avenue, a 601,000 square foot Manhattan office and retail building. The Notice asserts that the joint venture is in default under the loan agreement due to its failure to pay the full interest and reserve amounts due and owing under the loan agreement and that the joint venture’s obligations are now immediately due and payable.
As previously announced in the fourth quarter of 2022, we wrote off our entire investment in 650 Madison Avenue and accordingly carry this investment at zero on our balance sheet and no longer record our share of net income (loss) from this investment.

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

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Three Months Ended September 30, 2025
Total square feet leased	594	27	158	224
Our share of square feet leased:	542	23	158	157
Initial rent(1)	$102.60	$292.79	$48.84	$113.95
Weighted average lease term (years)	12.5	9.0	10.5	8.6
Second generation relet space:
Square feet	169	11	46	91
GAAP basis:
Straight-line rent(2)	$81.15	$255.36	$50.16	$137.13
Prior straight-line rent	$70.16	$171.86	$49.08	$106.72
Percentage increase	15.7%	48.6%	2.2%	28.5%
Cash basis (non-GAAP):
Initial rent(1)	$84.28	$233.25	$52.57	$135.30
Prior escalated rent	$76.32	$177.66	$55.60	$117.57
Percentage increase (decrease)	10.4%	31.3%	(5.4)%	15.1%
Tenant improvements and leasing commissions:
Per square foot	$163.37	$202.90	$152.43	$155.28
Per square foot per annum	$13.07	$22.54	$14.52	$18.06
Percentage of initial rent	12.7%	7.7%	29.7%	15.8%

(Square feet in thousands)	New York			555 California Street
	Office(3)	Retail	THE MART
Nine Months Ended September 30, 2025
Total square feet leased	2,782	109	368	446
Our share of square feet leased:	2,641	89	368	312
Initial rent(1)	$99.26	$172.63	$50.10	$117.28
Weighted average lease term (years)	12.2	9.6	8.3	10.8
Second generation relet space:
Square feet	663	65	192	246
GAAP basis:
Straight-line rent(2)	$86.76	$130.95	$47.74	$133.94
Prior straight-line rent	$77.55	$107.27	$49.24	$108.97
Percentage increase (decrease)	11.9%	22.1%	(3.0)%	22.9%
Cash basis (non-GAAP):
Initial rent(1)	$91.07	$122.96	$51.95	$126.30
Prior escalated rent	$84.10	$109.34	$55.69	$117.44
Percentage increase (decrease)	8.3%	12.5%	(6.7)%	7.5%
Tenant improvements and leasing commissions:
Per square foot	$149.78	$154.78	$103.56	$192.27
Per square foot per annum	$12.28	$16.12	$12.48	$17.80
Percentage of initial rent	12.4%	9.3%	24.9%	15.2%
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
(3)The leasing statistics other than square feet leased, exclude the impact of the 1,076 square foot master lease to NYU at 770 Broadway.

Overview - continued
Square Footage (in service) and Occupancy as of September 30, 2025

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	27	(1)	19,365	17,204	88.4%
Retail (includes retail properties that are in the base of our office properties)	46	(1)	2,013	1,651	79.2%	(2)
Residential - 1,643 units(3)	2	(1)	1,196	604	93.7%	(3)
Alexander's	5		2,081	674	94.9%	(3)
			24,655	20,133	87.5%
Other:
THE MART	2		3,695	3,693	80.7%
555 California Street	3		1,821	1,274	96.3%
Other	12	(4)	3,138	1,323	84.3%
			8,654	6,290

Total square feet as of September 30, 2025			33,309	26,423
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2024

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,714	16,024	88.8%
Retail (includes retail properties that are in the base of our office properties)	49	(1)	2,387	1,943	73.7%
Residential - 1,642 units(3)	2	(1)	1,196	604	96.6%	(3)
Alexander's	5		2,067	670	99.1%	(3)
			24,364	19,241	87.6%
Other:
THE MART	3		3,703	3,694	80.1%
555 California Street	3		1,821	1,275	92.0%
Other	11		2,537	1,202	86.5%
			8,061	6,171

Total square feet as of December 31, 2024			32,425	25,412
____________________
(1)Reflects the Office, Retail and Residential space within our 61 and 64 total New York properties as of September 30, 2025 and December 31, 2024.
(2)Reflects the impact of the 100 West 33rd Street retail space coming out of service during the third quarter of 2025.
(3)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
(4)Reflects the reclassification of our 20.1% interest in 650 Madison Avenue from “Office” to “Other” during the nine months ended September 30, 2025 (see page 45 for further details).
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. For the nine months ended September 30, 2025, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended September 30, 2025 and 2024
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended September 30, 2025
	Total	New York	Other
Total revenues	$453,700	$367,340	$86,360
Operating expenses	(241,769)	(198,430)	(43,339)
NOI - consolidated	211,931	168,910	43,021
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,139)	(3,031)	(7,108)
Add: NOI from partially owned entities	64,884	62,659	2,225
NOI at share	266,676	228,538	38,138
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(30,746)	(29,948)	(798)
NOI at share - cash basis	$235,930	$198,590	$37,340

(Amounts in thousands)	For the Three Months Ended September 30, 2024
	Total	New York	Other
Total revenues	$443,255	$362,483	$80,772
Operating expenses	(236,149)	(194,927)	(41,222)
NOI - consolidated	207,106	167,556	39,550
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,907)	(2,523)	(6,384)
Add: NOI from partially owned entities	67,292	64,555	2,737
NOI at share	265,491	229,588	35,903
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	6,807	3,873	2,934
NOI at share - cash basis	$272,298	$233,461	$38,837

NOI At Share by Segment for the Three Months Ended September 30, 2025 and 2024 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2025	2024
New York:
Office(1)	$171,128	$167,051
Retail(2)	42,183	47,283
Residential	6,457	5,784
Alexander's	8,770	9,470
Total New York	228,538	229,588

Other:
THE MART	13,275	14,972
555 California Street	17,293	15,780
Other investments	7,570	5,151
Total Other	38,138	35,903

NOI at share	$266,676	$265,491
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2025	2024
New York:
Office(3)	$145,556	$173,415
Retail(2)	37,536	44,095
Residential	5,989	5,527
Alexander's	9,509	10,424
Total New York	198,590	233,461

Other:
THE MART	13,267	14,901
555 California Street	16,455	19,589
Other investments	7,618	4,347
Total Other	37,340	38,837

NOI at share - cash basis	$235,930	$272,298
____________________
(1)Increase is primarily due to revenue recognition on new leases partially offset by the impact of the NYU master lease at 770 Broadway, which included a $935,000 rent prepayment (see page 44 for further details).
(2)2025 includes the impact of the sale of a portion of the 666 Fifth Avenue retail condominium (see page 44 for further details).
(3)Decrease is primarily due to the impact of the NYU master lease at 770 Broadway, which included a $935,000 rent prepayment (see page 44 for further details), and free rent periods on new leases commencing.

Reconciliation of Net Income (Loss) to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended September 30, 2025 and 2024

Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three months ended September 30, 2025 and 2024.

(Amounts in thousands)	For the Three Months Ended September 30,
	2025	2024
Net income (loss)	$19,239	$(19,468)
Depreciation and amortization expense	117,122	116,006
General and administrative expense	37,490	35,511
Transaction related costs and other	3,563	(113)
Income from partially owned entities	(21,940)	(18,229)
Interest and other investment income, net	(22,413)	(12,391)
Interest and debt expense	84,459	100,907
Income tax (benefit) expense	(5,589)	4,883
NOI from partially owned entities	64,884	67,292
NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,139)	(8,907)
NOI at share	266,676	265,491
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(30,746)	6,807
NOI at share - cash basis	$235,930	$272,298
NOI At Share by Region

	For the Three Months Ended September 30,
	2025	2024
Region:
New York City metropolitan area	88%	88%
San Francisco, CA	7%	6%
Chicago, IL	5%	6%
	100%	100%

Results of Operations – Three Months Ended September 30, 2025 Compared to September 30, 2024
Revenues
Our revenues were $453,700,000 for the three months ended September 30, 2025, compared to $443,255,000 for the prior year’s quarter, an increase of $10,445,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(15,701)	$(17,003)	$1,302
Trade shows	167	—	167
Same store operations	17,161	16,598	563
	1,627	(405)	2,032
Fee and other income:
BMS cleaning fees	4,758	3,895	863
Management and leasing fees	157	81	76
Other income	3,903	1,286	2,617
	8,818	5,262	3,556

Total increase in revenues	$10,445	$4,857	$5,588

Expenses
Our expenses were $406,700,000 for the three months ended September 30, 2025, compared to $392,724,000 for the prior year’s quarter, an increase of $13,976,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(3,650)	$(3,650)	$—
Development and redevelopment	(111)	(111)	—
Non-reimbursable expenses	1,396	1,396	—
Trade shows	232	—	232
BMS expenses	6,127	5,264	863
Same store operations	1,626	604	1,022
	5,620	3,503	2,117
Depreciation and amortization:
Acquisitions, dispositions and other	(7,257)	(7,501)	244
Same store operations	8,373	7,991	382
	1,116	490	626

General and administrative	1,979	1,253	726

Expense from deferred compensation plan liability	1,585	—	1,585

Transaction related costs and other	3,676	303	3,373

Total increase in expenses	$13,976	$5,549	$8,427

Results of Operations – Three Months Ended September 30, 2025 Compared to September 30, 2024 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2025	For the Three Months Ended September 30,
		2025		2024
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$2,286		$9,253
Return on preferred equity, net of our share of the expense(2)		6,241		10,541
		8,527		19,794
Alexander's	32.4%	3,474		3,629
Partially owned office buildings(3)	Various	6,953	(4)	(7,633)
Other investments(5)	Various	2,986		2,439
		$21,940		$18,229
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
(3)Includes interests in 280 Park Avenue, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes the $11,002 gain associated with the sale of 512 West 22nd Street. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(5)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.

Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended September 30,
	2025	2024
Interest on cash and cash equivalents and restricted cash	$11,059	$10,185
Income (loss) from real estate fund investments	5,436	(62)
Interest on loans receivable	4,199	2,268
Change in fair value of marketable securities	1,719	—
	$22,413	$12,391
Interest and Debt Expense
Interest and debt expense for the three months ended September 30, 2025 was $84,459,000, compared to $100,907,000 for the prior year’s quarter, a decrease of $16,448,000. This was primarily due to (i) $13,612,000 of lower interest expense resulting from lower average debt balances, (ii) $3,861,000 of lower amortization of interest rate cap premiums, (iii) $2,757,000 of lower interest expense resulting from lower average interest rates, inclusive of the impact of our interest rate hedging instruments and (iv) $597,000 of lower amortization of deferred financing costs, partially offset by (v) $4,415,000 of lower capitalized interest.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended September 30, 2025 was $5,589,000, compared to an expense of $4,883,000 for the prior year’s quarter, a decrease in expense of $10,472,000. This was primarily due to book to tax differences and lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $8,912,000 for the three months ended September 30, 2025, compared to $14,152,000 for the prior year’s quarter, a decrease of $5,240,000.

Results of Operations – Three Months Ended September 30, 2025 Compared to September 30, 2024
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended September 30, 2025 compared to September 30, 2024.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended September 30, 2025	$266,676	$228,538	$13,275	$17,293	$7,570
Less NOI at share from:
Dispositions	(782)	(783)	1	—	—
Development properties	(3,462)	(3,462)	—	—	—
Other non-same store income, net	(11,124)	(2,643)	—	(911)	(7,570)
Same store NOI at share for the three months ended September 30, 2025	$251,308	$221,650	$13,276	$16,382	$—

NOI at share for the three months ended September 30, 2024	$265,491	$229,588	$14,972	$15,780	$5,151
Less NOI at share from:
Dispositions	(5,139)	(4,990)	(149)	—	—
Development properties	(8,279)	(8,279)	—	—	—
Other non-same store income, net	(18,399)	(13,248)	—	—	(5,151)
Same store NOI at share for the three months ended September 30, 2024	$233,674	$203,071	$14,823	$15,780	$—

Increase (decrease) in same store NOI at share	$17,634	$18,579	$(1,547)	$602	$—

% increase (decrease) in same store NOI at share	7.5%	9.1%	(10.4)%	3.8%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2025	$235,930	$198,590	$13,267	$16,455	$7,618
Less NOI at share - cash basis from:
Dispositions	(1,052)	(1,053)	1	—	—
Development properties	(3,222)	(3,222)	—	—	—
Other non-same store expense income, net	(11,633)	(4,015)	—	—	(7,618)
Same store NOI at share - cash basis for the three months ended September 30, 2025	$220,023	$190,300	$13,268	$16,455	$—

NOI at share - cash basis for the three months ended September 30, 2024	$272,298	$233,461	$14,901	$19,589	$4,347
Less NOI at share - cash basis from:
Dispositions	(4,436)	(4,285)	(151)	—	—
Development properties	(8,037)	(8,037)	—	—	—
Other non-same store income, net	(20,070)	(15,723)	—	—	(4,347)
Same store NOI at share - cash basis for the three months ended September 30, 2024	$239,755	$205,416	$14,750	$19,589	$—

Decrease in same store NOI at share - cash basis	$(19,732)	$(15,116)	$(1,482)	$(3,134)	$—

% decrease in same store NOI at share - cash basis	(8.2)%	(7.4)%	(10.0)%	(16.0)%	0.0%

NOI At Share by Segment for the Nine Months Ended September 30, 2025 and 2024
Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2025 and 2024.

(Amounts in thousands)	For the Nine Months Ended September 30, 2025
	Total	New York	Other
Total revenues	$1,356,716	$1,101,713	$255,003
Operating expenses	(685,857)	(570,472)	(115,385)
NOI - consolidated	670,859	531,241	139,618
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(31,442)	(9,391)	(22,051)
Add: NOI from partially owned entities	198,222	190,584	7,638
NOI at share	837,639	712,434	125,205
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(100,619)	(103,669)	3,050
NOI at share - cash basis	$737,020	$608,765	$128,255

(Amounts in thousands)	For the Nine Months Ended September 30, 2024
	Total	New York	Other
Total revenues	$1,329,896	$1,088,295	$241,601
Operating expenses	(691,753)	(572,152)	(119,601)
NOI - consolidated	638,143	516,143	122,000
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(29,316)	(9,255)	(20,061)
Add: NOI from partially owned entities	205,959	197,982	7,977
NOI at share	814,786	704,870	109,916
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	4,715	(2,781)	7,496
NOI at share - cash basis	$819,501	$702,089	$117,412

NOI At Share by Segment for the Nine Months Ended September 30, 2025 and 2024 - continued
The elements of our New York and Other NOI at share for the nine months ended September 30, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2025	2024
New York:
Office(1)	$535,733	$513,377
Retail(2)	131,096	143,141
Residential	19,011	17,972
Alexander's	26,594	30,380
Total New York	712,434	704,870

Other:
THE MART(3)	54,388	45,518
555 California Street	53,822	49,109
Other investments	16,995	15,289
Total Other	125,205	109,916

NOI at share	$837,639	$814,786
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2025	2024
New York:
Office(4)	$440,592	$516,700
Retail(2)	120,955	132,668
Residential	17,827	17,164
Alexander's	29,391	35,557
Total New York	608,765	702,089

Other:
THE MART(3)	56,042	46,685
555 California Street	55,276	56,483
Other investments	16,937	14,244
Total Other	128,255	117,412

NOI at share - cash basis	$737,020	$819,501
____________________
(1)Increase is primarily due to revenue recognition on new leases partially offset by the impact of the NYU master lease at 770 Broadway, which included a $935,000 rent prepayment (see page 44 for further details).
(2)2025 includes the impact of the sale of a portion of the 666 Fifth Avenue retail condominium (see page 44 for further details).
(3)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.
(4)Decrease is primarily due to (i) the impact of the NYU master lease at 770 Broadway, which included a $935,000 rent prepayment (see page 44 for further details), (ii) free rent periods on new leases commencing, and (iii) the April 2025 payment of $22,361 for prior period PENN 1 ground rent owed based on the recent rent reset determination (which is subject to the ongoing litigation described on page 44).

Reconciliation of Net Income to NOI At Share and NOI at Share - Cash Basis for the Nine Months Ended September 30, 2025 and 2024

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2025 and 2024.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2025	2024
Net income	$932,290	$14,358
Depreciation and amortization expense	348,851	334,439
General and administrative expense	116,065	111,883
Transaction related costs and other	4,327	3,901
Income from partially owned entities	(135,588)	(82,457)
Interest and other investment income, net	(41,730)	(34,626)
Gain on sales-type lease	(803,248)	—
Interest and debt expense	268,204	289,786
Net gains on disposition of wholly owned and partially owned assets	(24,039)	(16,048)
Income tax expense	5,727	16,907
NOI from partially owned entities	198,222	205,959
NOI attributable to noncontrolling interests in consolidated subsidiaries	(31,442)	(29,316)
NOI at share	837,639	814,786
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(100,619)	4,715
NOI at share - cash basis	$737,020	$819,501
NOI At Share by Region

	For the Nine Months Ended September 30,
	2025	2024
Region:
New York City metropolitan area	87%	88%
Chicago, IL	7%	6%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2025 Compared to September 30, 2024
Revenues
Our revenues were $1,356,716,000 for the nine months ended September 30, 2025, compared to $1,329,896,000 for the prior year’s nine months, an increase of $26,820,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(27,383)	$(31,288)	$3,905
Development and redevelopment	308	308	—
Trade shows	241	—	241
Same store operations	32,595	33,626	(1,031)	(1)
	5,761	2,646	3,115
Fee and other income:
BMS cleaning fees	4,420	2,807	1,613
Management and leasing fees	(3,207)	(3,187)	(20)
Other income	19,846	11,152	8,694
	21,059	10,772	10,287

Total increase in revenues	$26,820	$13,418	$13,402
____________________
See note below.

Expenses
Our expenses were $1,163,890,000 for the nine months ended September 30, 2025, compared to $1,153,065,000 for the prior year’s nine months, an increase of $10,825,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(13,495)	$(13,495)	$—
Development and redevelopment	198	198	—
Non-reimbursable expenses	(1,608)	(1,598)	(10)
Trade shows	395	—	395
BMS expenses	6,527	4,914	1,613
Same store operations	2,087	8,301	(6,214)	(1)
	(5,896)	(1,680)	(4,216)
Depreciation and amortization:
Acquisitions, dispositions and other	(11,032)	(11,276)	244
Same store operations	25,444	21,516	3,928
	14,412	10,240	4,172

General and administrative	4,182	1,185	2,997

Income from deferred compensation plan liability	(2,299)	—	(2,299)

Transaction related costs and other	426	(2,955)	3,381

Total increase in expenses	$10,825	$6,790	$4,035
____________________
(1)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.

Results of Operations – Nine Months Ended September 30, 2025 Compared to September 30, 2024 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2025	For the Nine Months Ended September 30,
		2025	2024
Our share of net income:
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$11,772	$28,971
Return on preferred equity, net of our share of the expense(2)		21,287	30,127
Net gain on sale (see page 44 for details)		76,162	—
		109,221	59,098
Alexander's	32.4%	12,355	13,797
Partially owned office buildings(3)(4)	Various	976	3,261
Other investments(5)	Various	13,036	6,301
		$135,588	$82,457
_____________________
(1)Decrease primarily due to the January 2025 sale of a portion of the 666 Fifth Avenue condominium and the April 2025 financing of 1535 Broadway. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(2)Decrease due to the 2025 partial redemptions of our preferred equity interests. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
(3)Includes interests in 280 Park Avenue, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)2025 includes the $11,002 gain associated with the sale of 512 West 22nd Street. See Note 5 - Investments in Partially Owned Entities in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. 2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan.
(5)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2025	2024
Interest on cash and cash equivalents and restricted cash	$27,729	$32,470
Interest on loans receivable	6,681	2,268
Income (loss) from real estate fund investments	5,601	(112)
Change in fair value of marketable securities	1,719	—
	$41,730	$34,626

Interest and Debt Expense
Interest and debt expense was $268,204,000 for the nine months ended September 30, 2025, compared to $289,786,000 for the prior year’s nine months, a decrease of $21,582,000. This was primarily due to (i) $27,075,000 of lower interest expense resulting from lower average debt balances, (ii) $12,405,000 of lower amortization of interest rate cap premiums and (iii) $2,152,000 of lower amortization of deferred financing costs, partially offset by (iv) $10,917,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, and (v) $9,372,000 of lower capitalized interest.
Gain on sales-type lease
Gain on sales-type lease for the nine months ended September 30, 2025 was $803,248,000, resulting from the 770 Broadway master lease with NYU.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets were $24,039,000 for the nine months ended September 30, 2025, compared to $16,048,000 for the nine months ended September 30, 2024. This was primarily due to the 2025 sale of two condominium units and ancillary amenities at 220 CPS for $13,702,000 and six Canal Street condominium units for $10,337,000, compared to the sale of two condominium units at 220 CPS in 2024 for $15,175,000.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2025 was $5,727,000, compared to $16,907,000 for the prior year’s nine months, a decrease of $11,180,000. This was primarily due to book to tax differences and lower income tax expense incurred by our taxable REIT subsidiaries.

Results of Operations – Nine Months Ended September 30, 2025 Compared to September 30, 2024 - continued
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $30,326,000 for the nine months ended September 30, 2025, compared to $40,024,000 for the prior year’s nine months, a decrease of $9,698,000.
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the nine months ended September 30, 2025 compared to September 30, 2024.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the nine months ended September 30, 2025	$837,639	$712,434	$54,388	$53,822	$16,995
Less NOI at share from:
Dispositions	(4,400)	(4,159)	(241)	—	—
Development properties	(15,203)	(15,203)	—	—	—
Other non-same store income, net	(50,473)	(30,744)	—	(2,734)	(16,995)
Same store NOI at share for the nine months ended September 30, 2025	$767,563	$662,328	$54,147	$51,088	$—

NOI at share for the nine months ended September 30, 2024	$814,786	$704,870	$45,518	$49,109	$15,289
Less NOI at share from:
Dispositions	(14,843)	(14,470)	(373)	—	—
Development properties	(26,886)	(26,886)	—	—	—
Other non-same store income, net	(45,081)	(29,792)	—	—	(15,289)
Same store NOI at share for the nine months ended September 30, 2024	$727,976	$633,722	$45,145	$49,109	$—

Increase in same store NOI at share	$39,587	$28,606	$9,002	$1,979	$—

% increase in same store NOI at share	5.4%	4.5%	19.9%	4.0%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2025	$737,020	$608,765	$56,042	$55,276	$16,937
Less NOI at share - cash basis from:
Dispositions	(4,751)	(4,508)	(243)	—	—
Development properties	(14,483)	(14,483)	—	—	—
Other non-same store (income) expense, net	(19,635)	562	—	(3,260)	(16,937)
Same store NOI at share - cash basis for the nine months ended September 30, 2025	$698,151	$590,336	$55,799	$52,016	$—

NOI at share - cash basis for the nine months ended September 30, 2024	$819,501	$702,089	$46,685	$56,483	$14,244
Less NOI at share - cash basis from:
Dispositions	(12,984)	(12,660)	(324)	—	—
Development properties	(25,921)	(25,921)	—	—	—
Other non-same store income, net	(48,407)	(34,163)	—	—	(14,244)
Same store NOI at share - cash basis for the nine months ended September 30, 2024	$732,189	$629,345	$46,361	$56,483	$—

(Decrease) increase in same store NOI at share - cash basis	$(34,038)	$(39,009)	$9,438	$(4,467)	$—

% (decrease) increase in same store NOI at share - cash basis	(4.6)%	(6.2)%	20.4%	(7.9)%	0.0%

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
As of September 30, 2025, we had $2.6 billion of liquidity comprised of $1.2 billion of cash and cash equivalents and restricted cash and $1.4 billion available on our $2.2 billion revolving credit facilities. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2025 in December, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. As of September 30, 2025, $170,857,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,152,095,000 as of September 30, 2025, a $202,476,000 increase from the balance as of December 31, 2024.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2025	2024
Net cash provided by operating activities	$1,112,112	$331,543	$780,569
Net cash provided by (used in) investing activities	208,524	(487,081)	695,605
Net cash used in financing activities	(1,118,160)	(76,971)	(1,041,189)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the nine months ended September 30, 2025, net cash provided by operating activities of $1,112,112,000 was comprised of $1,312,908,000 of cash from operations, including a $901,409,000 prepaid lease payment, net of initial direct costs, distributions of income from partially owned entities of $80,548,000, and a net decrease of $200,796,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash provided by (used in) investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash provided by (used in) investing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2025	2024
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	$749,000	$—	$749,000
Acquisitions of real estate and other	(245,251)	—	(245,251)
Additions to real estate	(211,461)	(173,586)	(37,875)
Development costs and construction in progress	(117,404)	(187,799)	70,395
Distributions of capital from partially owned entities	47,288	—	47,288
Investment in loan receivable	(35,000)	(50,000)	15,000
Investments in partially owned entities	(29,162)	(109,301)	80,139
Proceeds from sales of real estate and other	25,675	2,000	23,675
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	24,839	31,605	(6,766)
Net cash provided by (used in) investing activities	$208,524	$(487,081)	$695,605

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2025	2024
Repayments of borrowings	$(1,900,683)	$(95,696)	$(1,804,987)
Proceeds from borrowings	835,420	75,000	760,420
Dividends paid on preferred shares/Distributions to preferred unitholders	(46,578)	(46,586)	8
Deferred financing costs	(6,809)	(13,667)	6,858
Contributions from noncontrolling interests in consolidated subsidiaries	1,927	5,190	(3,263)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(1,396)	(1,269)	(127)
Other financing activity, net	(41)	57	(98)
Net cash used in financing activities	$(1,118,160)	$(76,971)	$(1,041,189)
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
PENN District
PENN 2
We are redeveloping PENN 2, a 1,823,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $724,311,000 of cash has been expended as of September 30, 2025.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $79,647,000 of cash has been expended as of September 30, 2025.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture to develop Pier 94 into a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing ($120,934,000 drawn as of September 30, 2025) and $166,800,000 of equity contributions. Our share of equity contributions was funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. During 2024, we fully funded our share of equity and cash contributions.
350 Park Avenue
On January 24, 2023, we and the Rudin family (“Rudin”) completed agreements with Citadel Enterprise Americas LLC (“Citadel”) and with an affiliate of Kenneth C. Griffin, Citadel’s Founder and CEO (“KG”), for a series of transactions relating to 350 Park Avenue and 40 East 52nd Street. In connection therewith, we entered into a joint venture with Rudin (the “Vornado/Rudin JV”) that purchased 39 East 51st Street for $40,000,000, funded on a 50/50 basis by Vornado and Rudin. 39 East 51st Street will be combined with 350 Park Avenue and 40 East 52nd Street to create a premier development site (the “350 Park Site”). From October 2024 to June 2030, an affiliate of KG has the option to either (i) acquire a 60% interest in a joint venture with the Vornado/Rudin JV (with Vornado having an effective 36% interest in the entity) to build a new 1,850,000 square foot office tower, valuing the 350 Park Site at $1.2 billion or (ii) purchase the 350 Park Site for $1.4 billion ($1.085 billion to Vornado). From October 2024 to September 2030, the Vornado/Rudin JV has the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado).
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
Our PENN 1 ground lease provides for three 25-year renewal options for periods beginning June 2023 until 2098. The ground lease is subject to fair market value resets at each 25-year renewal period. On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. On October 31, 2025, the court granted the ground lessor’s motion. We believe the motion is without merit and intend to appeal the court’s decision.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding a separate point relating to the matter. The court denied our motion to dismiss that action and we are appealing that decision. The Panel’s decision (which is subject to the aforementioned vacatur decision that we plan to appeal) provides that if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of September 30, 2025, the aggregate dollar amount of these guarantees is approximately $439,908,000, including the payment guarantee for the mortgage loan secured by 7 West 34th Street and partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.
As of September 30, 2025, $25,343,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2025, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of September 30, 2025, we had construction commitments aggregating approximately $18,092,000.
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 14 – Income (Loss) Per Share and Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and nine months ended September 30, 2025 and 2024.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$11,589	$(19,154)	$842,250	$7,072
Per diluted share	$0.06	$(0.10)	$4.19	$0.04
FFO adjustments:
Depreciation and amortization of real property	$103,617	$103,190	$311,016	$297,870
Change in fair value of marketable securities	(1,719)	—	(1,719)	—
Gain on sales-type lease	—	—	(803,248)	—
Real estate impairment losses	—	—	542	—
Net gains on sale of real estate	—	—	—	(873)
Our share of partially owned entities:
Depreciation and amortization of real property	23,302	25,091	71,934	77,712
Net gains on sale of real estate	(11,002)	—	(90,537)	—
FFO adjustments, net	114,198	128,281	(512,012)	374,709
Impact of assumed conversion of dilutive convertible securities	385	385	1,189	1,164
Noncontrolling interests' share of above adjustments on a dilutive basis	(8,800)	(10,256)	42,055	(30,031)
FFO attributable to common shareholders plus assumed conversions	$117,372	$99,256	$373,482	$352,914
Per diluted share	$0.58	$0.50	$1.86	$1.79

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	192,050	190,556	191,804	190,493
Effect of dilutive securities:
Share-based payment awards	8,100	6,824	8,000	4,980
Convertible securities	1,266	1,532	1,294	1,751
Denominator for FFO per diluted share	201,416	198,912	201,098	197,224

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of September 30, 2025
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$6,440,000	4.22%	$—
Variable rate(4)	776,912	5.96%(5)	7,414
	$7,216,912	4.41%	$7,414
Pro rata share of debt of non-consolidated entities:
Fixed rate(6)	$2,002,925	5.61%	$—
Variable rate(7)	516,305	6.38%	2,961
	$2,519,230	5.77%	$2,961
Noncontrolling interests' share of consolidated subsidiaries			(3,971)
Total change in annual net income attributable to the Operating Partnership			6,404
Noncontrolling interests’ share of the Operating Partnership			(512)
Total change in annual net income attributable to Vornado			$5,892
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.03
Total change in annual net income attributable to Vornado per diluted share			$0.03
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $460,000, of which $360,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 5.22% and a weighted average remaining term of seven months.
(5)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
(6)Excludes our 20.1% pro rata share of the $800,000 650 Madison non-recourse mortgage loan, which is currently in default. In 2022, we recognized an impairment loss on our investment which reduced our carrying value to zero.
(7)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $234,605 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.15% and a weighted average remaining term of six months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2025, the estimated fair value of our consolidated debt was $7,018,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2025.

						Swap/Cap Expiration Date
(Amounts in thousands)	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	6.03%	05/26
Forward swap (effective 05/26)			840,000		5.56%(2)	05/28
Unsecured term loan:	800,000	S+125
In-place swap through 10/26			750,000		4.22%	10/26
In-place swap through 7/27			250,000		3.99%	07/27
In-place swap through 8/27			50,000		3.99%	08/27
Unsecured revolving credit facility	720,420	S+111	575,000		3.84%	08/27
One Park Avenue mortgage loan	525,000	S+122	500,000	(3)	3.95%	07/27
100 West 33rd Street mortgage loan	480,000	S+185	480,000		5.26%	06/27
888 Seventh Avenue mortgage loan	247,373	S+180	200,000		4.76%	09/27
435 Seventh Avenue mortgage loan	75,000	S+210	75,000		6.96%	04/26

					Index Strike Rate
Interest rate caps:
1290 Avenue of the Americas mortgage loan	950,000	S+162	950,000		1.00%	11/25
150 West 34th Street mortgage loan	75,000	S+215	75,000		5.00%	02/26
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan. In June 2025, we entered into the forward swap arrangement detailed above.
(2)Reflects the May 2026 increase in variable rate spread to S+230. The variable rate spread will further increase to S+255 in May 2027.
(3)The remaining $25,000 mortgage loan balance has a 4.39% SOFR strike rate cap in place.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of September 30, 2025.

					Swap/Cap Expiration Date
(Amounts in thousands and at share)	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swaps:
280 Park Avenue (50.0% interest)	$537,500	S+178	$537,500	5.84%	09/28

				Index Strike Rate
Interest rate caps:
61 Ninth Avenue (45.1% interest)	75,543	S+146	75,543	4.39%	01/26
Rego Park II (32.4% interest)	64,591	S+145	64,591	4.15%	12/25
Sunset Pier 94 Studios (49.9% interest)	60,346	S+477	60,346	4.00%	09/26
Fashion Centre Mall/Washington Tower (7.5% interest)	34,125	S+305	34,125	3.89%	05/26

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended September 30, 2025, Vornado issued 14,310 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. and conversions of Vornado stock options. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The consideration received included $5,912 in cash proceeds.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. There were no share repurchases during the three months ended September 30, 2025. As of September 30, 2025, $170,857,000 remained available and authorized for repurchases.
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended September 30, 2025, Vornado Realty L.P. issued 5,736 Class A units to satisfy conversions of LTIP Units.
All of the securities referred to above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: November 3, 2025	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: November 3, 2025	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)