Form 10-K
period 2025-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2026-02-09
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)
Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Vornado Realty Trust	Series A Convertible Preferred Shares of beneficial interest, liquidation preference $50.00 per share
Vornado Realty L.P.	Class A Units of Limited Partnership Interest

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
Vornado Realty Trust: Yes  ☐      No  ☑   Vornado Realty L.P.: Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common shares held by non-affiliates of Vornado Realty Trust, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $6,833,930,000 at June 30, 2025.
As of December 31, 2025, there were 190,666,367 common shares of beneficial interest outstanding of Vornado Realty Trust.
There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P. Based on the June 30, 2025 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of Vornado Realty L.P., i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $403,978,000 as of June 30, 2025.
Documents Incorporated by Reference
Part III: Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 21, 2026.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2025 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
•Note 12. Stock-based Compensation
•Note 13. Income Per Share and Per Class A Unit
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

________________________________________
(1)These items are omitted in whole or in part because Vornado, the Operating Partnership’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2025, portions of which are incorporated by reference herein.

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

PART I
ITEM 1.     BUSINESS
Vornado is a fully‑integrated REIT and conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership, a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.3% of the common limited partnership interest in the Operating Partnership as of December 31, 2025.
We currently own all or portions of:
New York:
•51 Manhattan operating properties consisting of:
•19.2 million square feet of office space in 26 of the properties;
•2.3 million square feet of street retail space in 45 of the properties;
•1,331 units in two Manhattan residential properties;
•Multiple development sites and redevelopment projects, including 350 Park Avenue, Sunset Pier 94 Studios, 623 Fifth Avenue, the Hotel Pennsylvania site (PENN 15) and other PENN district sites;
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
We expect to finance our growth from acquisitions, developments, redevelopments and investments using internally generated funds and proceeds from asset sales and by accessing the public and private capital markets. We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire these securities in the future.
ACQUISITIONS
We completed the following acquisition transactions during 2025:
•$218 million acquisition of the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building;
•$35 million A-Note investment at par plus accrued interest, secured by 3 East 54th Street (we subsequently purchased the property in January 2026).
DISPOSITIONS
We completed the following sale transactions during 2025:
•$350 million sale to UNIQLO of the portion of its U.S. flagship store at 666 Fifth Avenue (52.0% ownership) with the $342 million of net proceeds partially redeeming our preferred equity;
•$205 million sale of 512 West 22nd Street (55.0% ownership) with net proceeds of $38 million after deducting our share of the existing $123 million mortgage loan;
•$37 million net proceeds from the sale of three condominium units and ancillary amenities at 220 Central Park South;
•$33 million net proceeds from the sale of eight residential condominium units and two retail condominium units at 304-306 Canal Street and 334 Canal Street;
•$19 million sale of 49 West 57th Street (50.0% ownership) with net proceeds of $9 million.

FINANCINGS
We completed the following financing transactions during 2025:
•$700 million repayment of the 770 Broadway mortgage loan;
•$675 million refinancing of Independence Plaza (50.1% ownership);
•$450 million repayment of our 3.50% senior unsecured notes due January 2025;
•$450 million refinancing of PENN 11;
•$450 million financing of 1535 Broadway (52.0% ownership);
•$300 million restructuring of the 731 Lexington Avenue retail condominium (32.4% ownership); splitting the loan into a $133 million A-Note and $167 million C-Note and subsequent repurchase of the A-Note by Alexander’s;
•$175 million refinancing of Rego Park II (32.4% ownership);
•$120 million refinancing of 4 Union Square South.
DEVELOPMENT / REDEVELOPMENT PROJECTS AND OPPORTUNITIES
PENN District
PENN 2
We are redeveloping PENN 2, a 1,825,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $724,843,000 of cash has been expended as of December 31, 2025.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $80,196,000 of cash has been expended as of December 31, 2025.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture to develop Pier 94 into a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing ($143,870,000 drawn as of December 31, 2025) and $166,800,000 of equity contributions. Our share of equity contributions was funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. During 2024, we fully funded our share of equity and cash contributions.
623 Fifth Avenue Office Condominium
We are redeveloping the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building situated above the flagship Saks Fifth Avenue department store, into a premier boutique office building. We purchased the property in September 2025 for $218,000,000 and at closing, borrowed $145,420,000 under our revolving credit facility to partially finance the acquisition. The development cost of this project, including the cost of acquiring the property, is estimated to be $450,000,000, of which $222,644,000 of cash has been expended as of December 31, 2025. We expect to complete the redevelopment for delivery to tenants in 2027.
350 Park Avenue
On December 18, 2025, an affiliate of Kenneth C. Griffin, Citadel Enterprise Americas LLC’s (“Citadel”) Founder and CEO (“KG”), exercised an option to acquire at least a 60% interest in a joint venture (the “350 Park JV”) that would develop the 350 Park Avenue site (the “Investment Option”). Vornado and the Rudin Family, via a joint venture (the “Vornado/Rudin JV”), have the option to acquire an interest between 23% and 40% in the 350 Park JV (with Vornado having an effective ownership ranging from 21% to 36%). 350 Park JV would combine 350 Park Avenue with 39 East 51st Street (owned by the Vornado/Rudin JV) and 40 East 52nd Street (owned by the Rudin Family) to build a new 1,850,000 square foot office tower (the “350 Park Site”) with Citadel as the anchor tenant. The Vornado/Rudin JV has until July 2026 to determine whether to enter into the 350 Park JV with KG or to exercise the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado). The Investment Option closing is subject to the satisfaction of certain conditions.
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
Vornado is an industry leader in sustainability, owning and operating more than 26 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 100% of our certifiable office portfolio, with over 24 million square feet at LEED Gold or Platinum. In 2025, we:
•received GRESB's five star rating and an assessment score of 91, placing us in the top 3% for the Americas/Listed, and the “Green Star” distinction for the thirteenth consecutive year;
•achieved 100% WELL Health-Safety certification across our in-service office portfolio.
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
We are committed to transparent reporting of sustainability performance indicators and publish an annual Sustainability Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board. Further details on our environmental sustainability initiatives and strategy, including our Vision 2030 Roadmap, can be found in our 2024 Sustainability Report at (vno.com/sustainability). There can be no assurance that our Vision 2030 commitment will be achieved in the planned time frame. The Sustainability Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
HUMAN CAPITAL MANAGEMENT
Our employees are the foundation of our business.
As of December 31, 2025, we had 3,145 employees, consisting of (i) 2,725 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security, engineering and parking services primarily to our New York properties, (ii) 369 employees in our corporate office, and (iii) 51 employees of THE MART. The foregoing does not include employees of partially owned entities.
Compensation, Benefits and Employee Wellbeing
To attract and retain the best-qualified talent and to help our employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals, we offer competitive benefits including, but not limited to, market-competitive compensation, healthcare (medical, dental and vision coverage), a health savings account, 401(k) and employer match, dependent care flexible spending account, parental leave, adoption/surrogacy benefits, short-term and long-term disability insurance, life insurance, pet insurance, time off/paid holidays, tuition reimbursement, subsidized gym memberships, employee wellness programs and incentives, in-workplace vaccinations, commuter benefits, an employee assistance program and workplace flexibility.

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
SEGMENT DATA
We operate in the following reportable segments: New York and Other. Financial information related to these reportable segments for the years ended December 31, 2025, 2024 and 2023 is set forth in Note 23 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.
TENANTS ACCOUNTING FOR OVER 10% OF REVENUES
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2025, 2024 and 2023.

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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We may be adversely affected by trends in office real estate.
In 2025, approximately 78% of our net operating income (“NOI” a non-GAAP measure) is from our office properties. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing have become more common in recent years. Changes in tenant space utilization, including from the continuation of work from home and flexible work arrangement policies, may continue to cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on our business. Additionally, the increased use of artificial intelligence (“AI”) could result in changes in tenant space utilization, including the need to reduce or reconfigure space.
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
In 2025, approximately 88% of our NOI is from properties located in the New York metropolitan area. We may continue to concentrate a significant portion of our future acquisitions, development and redevelopment in this area. Real estate markets are affected by economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy and declines in the New York metropolitan area real estate market have impacted and could continue to impact our financial performance and the value of our properties. In addition to the factors affecting national economic conditions generally, the factors affecting economic conditions in this area include:
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
•    the fiscal health and policies of New York State and New York City governments and local transit authorities;
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
In 2025, approximately 16% of our NOI is from Manhattan retail properties. These properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, Manhattan tourism, office and residential occupancy rates, employer remote-working policies, the threat of terrorism or other criminal acts, increasing competition from online retailers and other retail centers, and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the demand for physical space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.
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
•    potential changes in trade relationships, tariffs and other trade protection measures or barriers that may adversely affect retailers and retail store values;
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
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,424,264 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
Our investments are concentrated in the New York City, Chicago and San Francisco metropolitan areas. Physical climate change, and natural disasters, including earthquakes, storms, storm surges, tornados, floods, wildfires, hurricanes and rising sea levels, could cause significant damage to our properties and the surrounding environment or area. Government efforts to combat climate change may impact the cost of operating our properties. Over time, these conditions could result in declining demand for office and retail space in our buildings or the inability of us to operate the buildings at all. Extreme weather events may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
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
Decarbonization of grid-supplied energy (as has been mandated by the Climate Leadership and Community Protection Act (CLCPA) in New York State) could lead to increased energy costs and operating expenses for our buildings. In October 2025, the Albany County Supreme Court ordered the New York Department of Environmental Conservation (DEC) to finalize regulations required under the CLCPA. This ruling compels the DEC to implement a cap-and-invest program to enforce greenhouse gas emission limits, which had been delayed. Retrofitting our building systems to consume less energy could lead to increased capital costs. In addition, buildings which consume fossil fuel onsite may be subject to penalties in the future. Although these laws and regulations have not had any material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition.
We may become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as New York City’s Local Law 97, which sets limits on carbon emissions in our buildings and imposes penalties if we exceed those limits, and New York City’s Intro 2317, or the “gas ban” bill, which limits any onsite fossil fuel combustion in new construction and major renovations. We actively track and assess possible impact from regulations across our buildings and evaluate cost of compliance versus impact on business operations and property valuations in our regular capital cycles. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our obligations or distribute to our equity owners.
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
We are the lessee under long-term ground lease arrangements at certain of our properties. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Furthermore, rent payments under such leasehold interests are periodically adjusted pursuant to the respective contractual arrangements and the initial rent reset determination may be subsequently challenged in litigation brought by either party. These rent resets may result in materially higher rents that could adversely affect our results of operation. Additionally, due to the greater risk associated with a loan secured by a leasehold interest than a loan secured by a fee interest, we face risks related to the availability and pricing of financing on favorable terms or at all for such ground leasehold interests. See “Business - Overview — PENN 1 Ground Rent Reset Determination” for information regarding the ground rent litigation involving PENN 1.

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
We have outstanding debt, and the amount of debt and its cost may increase; refinancing may not be available on acceptable terms and could affect our future operations.
As of December 31, 2025, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, totaled $7.2 billion. We rely on both secured and unsecured, variable rate and fixed rate debt to finance acquisitions and development activities and for working capital. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if conditions in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in our loss of the property.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the volatility in the interest rate environment in recent years has led to an increase in interest rates on our variable rate debt, including with respect to new hedging instruments, and an increase in the cost of refinancing our existing debt and entering into new debt, all of which reduced, and could continue to reduce, our operating cash flows. While certain of our debt is fixed by interest rate swap arrangements, the arrangements typically expire earlier than the mortgage loan maturity, resulting in future exposure to rising interest rates, which could further reduce our available cash. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of credit rating downgrades and default on our obligations that could adversely affect our financial condition and results of operations.
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
The interest rate hedge instruments we may use to manage some of our exposure to interest rate volatility involve risks, including the risk that counterparties may fail to perform under these arrangements. If interest rates subsequently fall from the time we execute our interest rate hedge arrangements, these arrangements may cause us to pay higher interest on our debt obligations than would otherwise be the case. In addition, the use of such instruments may generate income that may not be treated as qualifying REIT income for purposes of the 75% gross income test or 95% gross income test. Furthermore, there can be no assurance that our hedging arrangements will qualify as “highly effective” cash flow hedges under applicable accounting standards. If our hedges do not qualify as “highly effective,” the changes in the fair value of these instruments would be reflected in our results of operations and could adversely impact our earnings.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.
Our existing unsecured indebtedness contains (and debt that we may obtain in the future may also contain) customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the levels of certain ratios including total debt to total assets, secured debt to total assets, EBITDA to interest expense, and fixed charges, and that require us to maintain a certain ratio of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from such other sources or give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms. Further, depending on market conditions at the time of any refinancing, the covenants included as part of the terms of such refinancing may be more restrictive than the existing indebtedness.
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
Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to the Operating Partnership’s equity holders, including Vornado. Thus, Vornado’s ability to pay cash dividends to its equity holders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to its equity holders, including Vornado. As of December 31, 2025, there were six series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $53,000,000.
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
As of December 31, 2025, Interstate Properties, a New Jersey general partnership, and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.0% of the common stock of Alexander’s, which is described below. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s.
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
As of December 31, 2025, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has five properties, which are located in the greater New York metropolitan area. In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.0% of the outstanding common stock of Alexander’s as of December 31, 2025. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s and general partners of Interstate Properties. Ms. Mandakini Puri is a Trustee of Vornado and Director of Alexander’s.
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
The interests of equity holders could be diluted if we issue additional equity securities. As of December 31, 2025, Vornado had authorized but unissued 59,333,633 common shares of beneficial interest, $0.04 par value, and 58,391,550 preferred shares of beneficial interest, no par value; of which 20,399,118 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units. The reserved common shares exclude the potential conversion of appreciation-only long-term incentive plan units (“AO LTIP Units”) and performance AO LTIP Units which may be converted into Class A Operating Partnership Units if a specified price is met. Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions. In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration. We cannot predict the effect that future sales of Vornado’s common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our securities.
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
We have begun the use of AI capabilities with the goal of creating additional efficiencies in conducting our business and operations. While we intend to use AI appropriately and to attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. There can be no assurance that we or our service providers will properly implement AI, and the failure to do so could have an adverse effect on our business and results of operations.

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

ITEM 2.     PROPERTIES
PROPERTY LISTING
We operate in two reportable segments: New York and Other. The following pages provide details of our real estate properties as of December 31, 2025.

					Square Feet
NEW YORK SEGMENT Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
PENN 1 (ground leased through 2098)(1)	100.0%	Office / Retail	88.9%		2,553,000	—	2,553,000
1290 Avenue of the Americas	70.0%	Office / Retail	91.3%		2,089,000	—	2,089,000
PENN 2	100.0%	Office / Retail	79.5%		1,825,000	—	1,825,000
909 Third Avenue (ground leased through 2063)(1)	100.0%	Office	72.7%		1,353,000	—	1,353,000
280 Park Avenue(2)	50.0%	Office / Retail	95.3%		1,267,000	—	1,267,000
Independence Plaza, Tribeca (1,328 units)(2)	50.1%	Retail / Residential	68.4%	(3)	1,258,000	—	1,258,000
770 Broadway	100.0%	Office / Retail	100.0%		1,183,000	—	1,183,000
PENN 11	100.0%	Office / Retail	97.9%		1,159,000	—	1,159,000
100 West 33rd Street	100.0%	Office / Retail	87.4%		858,000	257,000	1,115,000
90 Park Avenue	100.0%	Office / Retail	99.2%		956,000	—	956,000
One Park Avenue	100.0%	Office / Retail	94.0%		945,000	—	945,000
888 Seventh Avenue (ground leased through 2067)(1)	100.0%	Office / Retail	87.0%		888,000	—	888,000
The Farley Building (ground and building leased through 2116)(1)	95.0%	Office / Retail	92.4%		846,000	—	846,000
330 West 34th Street (65.2% ground leased through 2149)(1)	100.0%	Office / Retail	96.1%		726,000	—	726,000
85 Tenth Avenue(2)	49.9%	Office / Retail	89.1%		641,000	—	641,000
350 Park Avenue	100.0%	Office	100.0%		585,000	—	585,000
150 East 58th Street(4)	100.0%	Office / Retail	80.5%		544,000	—	544,000
7 West 34th Street(2)	53.0%	Office / Retail	99.6%		477,000	—	477,000
623 Fifth Avenue	100.0%	Office	(5)		—	383,000	383,000
595 Madison Avenue	100.0%	Office / Retail	88.4%		332,000	—	332,000
640 Fifth Avenue(2)	52.0%	Office / Retail	92.8%		315,000	—	315,000
Sunset Pier 94 Studios (ground and building leased through 2110)(1)(2)	49.9%	Studio	(5)		—	266,000	266,000
260 Eleventh Avenue (ground leased through 2114)(1)	100.0%	Office	100.0%		209,000	—	209,000
4 Union Square South	100.0%	Retail	100.0%		204,000	—	204,000
61 Ninth Avenue (2 buildings) (ground leased through 2115)(1)(2)	45.1%	Office / Retail	100.0%		194,000	—	194,000
825 Seventh Avenue	51.2%	Office(2) / Retail	80.1%		173,000	—	173,000
1540 Broadway(2)	52.0%	Retail	22.1%		161,000	—	161,000
1535 Broadway(2)	52.0%	Retail / Theatre	100.0%		107,000	—	107,000
689 Fifth Avenue(2)	52.0%	Office / Retail	95.2%		97,000	—	97,000
150 West 34th Street	100.0%	Retail	100.0%		79,000	—	79,000
50 West 57th Street(2)	50.0%	Office / Retail	88.3%		79,000	—	79,000
655 Fifth Avenue(2)	50.0%	Retail	100.0%		57,000	—	57,000
435 Seventh Avenue	100.0%	Retail	100.0%		43,000	—	43,000
606 Broadway	50.0%	Office / Retail	24.8%		36,000	—	36,000
697-703 Fifth Avenue(2)	44.8%	Retail	100.0%		27,000	—	27,000
1131 Third Avenue	100.0%	Retail	63.7%		23,000	—	23,000
666 Fifth Avenue (2)	52.0%	Retail	100.0%		24,000	—	24,000
131-135 West 33rd Street	100.0%	Retail	100.0%		22,000	—	22,000
________________________________________
See notes on page 28.

PROPERTY LISTING – CONTINUED

				Square Feet
NEW YORK SEGMENT – CONTINUED Property	% Ownership	Type	% Occupancy	In Service	Under Development or Not Available for Lease	Total Property
715 Lexington Avenue	100.0%	Retail	100.0%	22,000	—	22,000
537 West 26th Street	100.0%	Retail	100.0%	17,000	—	17,000
40 East 66th Street (3 units)	100.0%	Residential	100.0%	10,000	—	10,000
431 Seventh Avenue	100.0%	Retail	100.0%	9,000	—	9,000
138-142 West 32nd Street	100.0%	Retail	80.3%	8,000	—	8,000
339 Greenwich Street	100.0%	Retail	100.0%	9,000	—	9,000
966 Third Avenue	100.0%	Retail	100.0%	7,000	—	7,000
968 Third Avenue(2)	50.0%	Retail	100.0%	7,000	—	7,000
137 West 33rd Street	100.0%	Retail	100.0%	3,000	—	3,000
57th Street(2)	50.0%	Land	(5)	—	—	—
Eighth Avenue and 34th Street	100.0%	Land	(5)	—	—	—
Hotel Pennsylvania site (PENN 15)	100.0%	Land	(5)	—	—	—
Other (4 buildings)	56.7%	Retail	74.2%	34,000	—	34,000

Alexander's, Inc.:
731 Lexington Avenue(2)	32.4%	Office / Retail	91.7%	1,080,000	—	1,080,000
Rego Park II, Queens (6.6 acres)(2)	32.4%	Retail	98.3%	606,000	—	606,000
Rego Park I, Queens (4.8 acres)(2)	32.4%	Retail	—%	—	338,000	338,000
The Alexander Apartment Tower, Queens (312 units)(2)	32.4%	Residential	97.7%	255,000	—	255,000
Flushing, Queens (1.0 acre ground leased through 2037)(2)	32.4%	Retail	100.0%	167,000	—	167,000
Total New York Segment			89.5%	24,569,000	1,244,000	25,813,000

Our Ownership Interest			90.0%	20,024,000	883,000	20,907,000
________________________________________
See notes on page 28.

PROPERTY LISTING – CONTINUED

				Square Feet
OTHER SEGMENT Property	% Ownership	Type	% Occupancy	In Service	Under Development or Not Available for Lease	Total Property
THE MART:
THE MART, Chicago	100.0%	Office / Retail / Trade show / Showroom	81.5%	3,693,000	—	3,693,000
527 West Kinzie, Chicago	100.0%	Land	(5)	—	—	—
Other (1 property)(2), Chicago	50.0%	Retail	85.5%	4,000	—	4,000
Total THE MART			81.5%	3,697,000	—	3,697,000

Our Ownership Interest			81.5%	3,695,000	—	3,695,000

555 California Street:
555 California Street, San Francisco	70.0%	Office / Retail	94.6%	1,509,000	—	1,509,000
315 Montgomery Street, San Francisco	70.0%	Office / Retail	49.0%	235,000	—	235,000
345 Montgomery Street, San Francisco	70.0%	Office / Retail	100.0%	76,000	—	76,000
Total 555 California Street			88.9%	1,820,000	—	1,820,000

Our Ownership Interest			88.9%	1,274,000	—	1,274,000

Other:
Rosslyn Plaza, VA (197 units)(2)	45.6%	Office / Residential	22.5%	(3)	685,000	304,000	989,000
Fashion Centre Mall / Washington Tower, VA(2)	7.5%	Office / Retail	95.6%		1,038,000	—	1,038,000
Wayne Towne Center, Wayne, NJ (ground leased through 2064)(1)	100.0%	Retail	100.0%		690,000	—	690,000
Annapolis, MD (ground leased through 2042)(1)	100.0%	Retail	100.0%		128,000	—	128,000
Atlantic City, NJ (11.3 acres ground leased through 2070 to VICI Properties for a portion of the Borgata Hotel and Casino complex)	100.0%	Land	100.0%		—	—	—
Paramus, NJ (Vornado administrative headquarters)	100.0%	Office	71.2%		129,000	—	129,000
650 Madison Avenue(2)(6), New York, NY	22.2%	Office / Retail	67.1%		601,000	—	601,000
Total Other			81.0%		3,271,000	304,000	3,575,000

Our Ownership Interest			82.4%		1,470,000	140,000	1,610,000

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
(6)In 2022, our investment was written down to zero and we no longer record our share of net income (loss).

TOP 10 TENANTS BASED ON ANNUALIZED ESCALATED RENTS(1) (AT SHARE):

(Amounts in thousands, except square feet)
Tenant	Square Footage At Share	Annualized Escalated Rents At Share	% of Total Annualized Escalated Rents At Share
Meta Platforms, Inc.	693,500	$82,906	4.5%
IPG and affiliates	955,211	63,897	3.5%
Citadel	585,460	62,498	3.4%
New York University(2)	1,761,681	58,353	3.1%
Bloomberg L.P.	306,768	44,479	2.4%
Madison Square Garden & Affiliates	449,053	44,032	2.3%
Google/Motorola Mobility (guaranteed by Google)	759,446	43,464	2.3%
UMG Recordings, Inc,	336,700	35,411	1.9%
Apple Inc.	556,057	33,796	1.8%
Amazon (including its Whole Foods subsidiary)	312,694	32,421	1.7%
________________________________________
See notes below.
ANNUALIZED ESCALATED RENTS(1) (AT SHARE) BY TENANT INDUSTRY:

Industry	Percentage
Office:
Financial Services	23%
Technology	13%
Professional Services	7%
Advertising/Marketing	6%
Entertainment and Electronics	6%
Education	4%
Real Estate	4%
Engineering, Architect & Surveying	3%
Health Services	2%
Communications	2%
Insurance	1%
Apparel	1%
Government	1%
Other	7%
80%

Retail:
Apparel	3%
Luxury Retail	3%
Restaurants	2%
Banking	1%
Grocery	1%
Other	5%
15%

Showroom	5%

Total	100%
________________________________________
(1)Annualized escalated rents represent monthly contractual base rent before free rent plus tenant reimbursements multiplied by 12. Annualized escalated rents at share include leases signed but not yet commenced in place of current tenants or vacancy in the same space.
(2)Includes NYU’s master lease of 1,076,000 square feet at 770 Broadway. In addition to the $9,281 annual lease payments, which are included in annualized escalated rents above, NYU made a $935,000 prepaid lease payment at lease commencement. See page 37 for further details.

NEW YORK
As of December 31, 2025, our New York segment consisted of 25.8 million square feet in 61 properties. The 25.8 million square feet is comprised of 19.9 million square feet of Manhattan office in 28 of the properties, 2.3 million square feet of Manhattan street retail in 45 of the properties, 1,331 units in two residential properties, and our 32.4% interest in Alexander’s, which owns five properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens. The New York segment also includes nine garages totaling 1.6 million square feet (4,685 spaces).
As of December 31, 2025, the occupancy rate for our New York segment was 90.0%.
Occupancy and weighted average annual rent per square foot:
Office:

			Vornado's Ownership Interest
As of December 31,	Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
2025	19,884,000	19,235,000	17,078,000	91.2%	$90.56
2024	20,343,000	18,714,000	16,024,000	88.8%	88.38
2023	20,383,000	18,699,000	16,001,000	90.7%	86.30
2022	19,902,000	18,724,000	16,028,000	91.9%	83.98
2021	20,630,000	19,442,000	16,757,000	92.2%	80.01
Retail:

				Vornado's Ownership Interest
As of December 31,	Total Square Feet	In Service Square Feet		In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
2025	2,287,000	2,030,000	(1)	1,659,000	79.4%	$228.41
2024	2,421,000	2,387,000		1,943,000	73.7%	213.05
2023	2,394,000	2,123,000		1,684,000	74.9%	224.88
2022	2,556,000	2,289,000		1,851,000	74.4%	215.72
2021	2,693,000	2,267,000		1,825,000	80.7%	214.22
________________________________________
(1)Reflects the impact of the 100 West 33rd Street retail space coming out of service during 2025.
Occupancy and average monthly rent per unit:
Residential:

		Vornado's Ownership Interest
As of December 31,	Total Number of Units	Total Number of Units	Occupancy Rate	Average Monthly Rent Per Unit
2025	1,643	769	95.5%	$5,051
2024	1,642	769	96.6%	4,713
2023	1,974	939	96.8%	4,115
2022	1,976	941	96.7%	3,882
2021	1,986	951	97.0%	3,776

NEW YORK – CONTINUED
Lease expirations as of December 31, 2025 (at share):

	Number of Expiring Leases	Square Feet of Expiring Leases(1)	Percentage of New York Square Feet	Annualized Escalated Rents of Expiring Leases
Year				Total	Per Square Foot
Office:
Fourth Quarter 2025(2)	8	37,000	0.2%	$3,000,000	$81.08
2026	63	929,000	6.1%	74,154,000	79.82	(3)
2027	89	953,000	6.2%	80,578,000	84.55
2028(4)	65	970,000	6.3%	77,672,000	80.07
2029	73	1,125,000	7.3%	87,124,000	77.44
2030	60	718,000	4.7%	65,470,000	91.18
2031	49	876,000	5.7%	82,530,000	94.21
2032	29	1,182,000	7.7%	113,366,000	95.91
2033	27	563,000	3.7%	49,133,000	87.27
2034	32	431,000	3.3%	40,755,000	94.56
2035	37	1,030,000	7.2%	83,452,000	81.02

Retail:
Fourth Quarter 2025(2)	2	1,000	0.1%	$25,000	$25.00
2026	8	21,000	1.8%	5,198,000	247.52	(5)
2027	18	53,000	4.8%	22,931,000	432.66
2028	9	41,000	3.7%	9,912,000	241.76
2029	13	52,000	4.7%	22,546,000	433.58
2030	14	144,000	12.9%	23,737,000	164.84
2031	20	57,000	5.1%	30,232,000	530.39
2032	22	62,000	5.6%	31,907,000	514.63
2033	14	36,000	3.2%	12,272,000	340.89
2034	35	146,000	13.1%	20,475,000	140.24
2035	11	24,000	2.7%	12,372,000	515.50
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
(5)Based on current market conditions, we expect to re-lease this space at rents between $450 to $500 per square foot.
Alexander’s
As of December 31, 2025, we own 32.4% of the outstanding common stock of Alexander’s, which owns five properties in the greater New York City aggregating 2.4 million square feet, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg L.P. headquarters building. As of December 31, 2025, Alexander's had an occupancy rate of 94.6% and a weighted average annual rent per square foot of $115.14.
OTHER REAL ESTATE AND INVESTMENTS
THE MART
We own the 3.7 million square foot THE MART in Chicago, whose largest tenant is Motorola Mobility at 609,000 square feet, the lease of which is guaranteed by Google. As of December 31, 2025, THE MART had an occupancy rate of 81.5% and a weighted average annual rent per square foot of $54.03.
555 California Street
We own a 70% controlling interest in a three-building office complex aggregating 1.8 million square feet, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”). As of December 31, 2025, 555 California Street had an occupancy rate of 88.9%, which reflects the impact of lease expirations at 315 Montgomery Street during the fourth quarter, and a weighted average annual rent per square foot of $103.50.

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
As of February 1, 2026, there were 648 holders of record of Vornado common shares.
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
As of February 1, 2026, there were 787 Class A unitholders of record.
Recent Sales of Unregistered Securities
Vornado Realty Trust
During the fourth quarter of 2025, Vornado issued 73,895 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P., and conversions of Series A preferred shares. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There were no cash proceeds associated with these issuances.
Vornado Realty L.P.
During the fourth quarter of 2025, Vornado Realty L.P. issued 728,527 Class A units to satisfy conversions of restricted Operating Partnership units (“LTIP Units”). There were no cash proceeds associated with these issuances.
On December 16, 2025, the Operating Partnership granted 28,919 LTIP Units at a market price of $34.58 per unit to Vornado consultants that are not executives of the Company as part of their annual consulting fees. The units were issued outside of Vornado’s Omnibus Share Plan.
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

Recent Purchases of Unregistered Securities
Vornado Realty Trust
In April 2023, our Board of Trustees authorized a share repurchase plan under which Vornado is authorized to repurchase up to $200,000,000 of its outstanding common shares. The following table summarizes share repurchases executed under the plan during the three months ended December 31, 2025.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2025 - October 31, 2025	—	$—	—	$170,857,099
November 1, 2025 - November 30, 2025	660,498	35.24	660,498	147,582,863
December 1, 2025 - December 31, 2025	801,862	34.53	801,862	119,895,368
________________________________________
(1)Average price paid per share excludes costs associated with the repurchases.
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
Vornado Realty L.P.
Vornado Realty L.P. repurchased Class A units from Vornado Realty Trust equivalent to the number and price of common shares repurchased by Vornado Realty Trust during the three months ended December 31, 2025, as disclosed in the table above.
Performance Graph
The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 400 MidCap Index (the “S&P 400 MidCap Index”) and the FTSE NAREIT Equity Office Index (the “FTSE Office”), a peer group index. The graph assumes that $100 was invested on December 31, 2020 in our common shares, the S&P 400 MidCap Index, and the FTSE Office Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return
$175
$150
$125
$100
$75
$50
$25
2020
2021
2022
2023
2024
2025
Vornado Realty Trust
S&P 400 MidCap Index
FTSE Office

	2020	2021	2022	2023	2024	2025
Vornado Realty Trust	$100	$118	$63	$87	$132	$107
S&P 400 MidCap Index	100	125	108	126	144	155
FTSE Office	100	122	76	78	94	81
ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2025 and 2024, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2023, including year-to-year comparisons between 2024 and 2023, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., (the “Operating Partnership”) a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.3% of the common limited partnership interest in the Operating Partnership as of December 31, 2025. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We own and operate office and retail properties with a concentration in the New York metropolitan area. In addition, we have a 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns five properties in the greater New York metropolitan area, as well as interests in other real estate and investments.
Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing Vornado’s performance to the FTSE Office and the MSCI US REIT Index (“MSCI”) for the following periods ended December 31, 2025:

	Total Return(1)
	Vornado	FTSE Office	MSCI
Three-month	(16.1%)	(13.1%)	(1.7%)
One-year	(19.1%)	(14.0%)	3.0%
Three-year	70.4%	6.6%	27.3%
Five-year	6.9%	(18.9%)	37.5%
Ten-year	(38.3%)	(11.4%)	74.2%
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
We expect to finance our growth from acquisitions, developments, redevelopments and investments using internally generated funds and proceeds from asset sales and by accessing the public and private capital markets. We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire these securities in the future.
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

Overview - continued
Vornado Realty Trust
Year Ended December 31, 2025 Financial Results Summary
Net income attributable to common shareholders for the year ended December 31, 2025 was $842,851,000, or $4.20 per diluted share, compared to $8,275,000, or $0.04 per diluted share, for the year ended December 31, 2024.
Funds from operations ("FFO") attributable to common shareholders plus assumed conversions for the year ended December 31, 2025 was $486,826,000, or $2.42 per diluted share, compared to $470,021,000, or $2.37 per diluted share, for the year ended December 31, 2024. The years ended December 31, 2025 and 2024 include certain items that impact FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $21,272,000, or $0.10 per diluted share, for the year ended December 31, 2025 and by $22,950,000, or $0.11 per diluted share, for the year ended December 31, 2024.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	$(17,020)	$(13,069)
Gain on sale of Canal Street residential condominium units	(13,911)	—
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	13,176	14,353
Our share of the gain on the discounted extinguishment of the 280 Park Avenue mezzanine loan	—	(31,215)
Other	(5,315)	5,000
	(23,070)	(24,931)
Noncontrolling interests' share of above adjustments on a dilutive basis	1,798	1,981
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(21,272)	$(22,950)
Same Store Net Operating Income ("NOI") At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

Year Ended December 31, 2025 compared to December 31, 2024:	Total	New York		THE MART(1)	555 California Street
Same store NOI at share % increase	5.4%	3.9%	(2)	34.3%	1.3%
Same store NOI at share - cash basis % (decrease) increase	(5.5)%	(6.6)%	(3)(4)	24.6%	(16.2%)	(5)
________________________________________
(1)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment and 2024 includes a $4,560,000 write-off of a receivable arising from the straight-lining of rents due to the tenant being deemed uncollectible.
(2)Excludes the impact of the $17,240,000 reversal of previously accrued PENN 1 ground rent.
(3)Decrease in same store NOI at share - cash basis vs. GAAP basis is primarily due to (i) current period PENN 1 ground rent increase and (ii) GAAP rent commencing on new leases with free rent periods.
(4)Excludes the impact of the April 2025 $22,361,000 true-up payment for prior period PENN 1 ground rent owed based on the rent reset determination (which is subject to the ongoing litigation discussed on the following page).
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
Dividends/Share Repurchase Program
On December 8, 2025, Vornado’s Board of Trustees declared a dividend of $0.74 per common share for 2025. We anticipate that in 2026 we will continue our common share dividend policy of paying one common share dividend in the fourth quarter.
During the year ended December 31, 2025, we repurchased 1,462,360 common shares for $50,962,000 at an average price per share of $34.85. Subsequent to December 31, 2025, we repurchased 889,566 common shares for $28,756,000, at an average price per share of $32.33.
As of February 6, 2026, $91,140,000 remained available for repurchases under a $200,000,000 share repurchase plan authorized by Vornado's Board of Trustees in 2023.

Overview - continued
PENN 1 Ground Rent Reset Determination
On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the PENN 1 land parcel for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000 or $20,220,000, depending on the outcome of litigation described in the following paragraph. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. On October 31, 2025, the court granted the ground lessor’s motion. We believe the decision is without merit and are appealing the court’s decision.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding the existence of a sublease potentially affecting the value of the land parcel. The court denied our motion to dismiss that action and, in January 2026, the appellate court affirmed that decision. That sublease litigation is now continuing in front of the lower court. Under the Panel’s decision (assuming the aforementioned vacatur decision that we are appealing is reversed), if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023.
We were accruing $26,205,000 per annum of ground rent based on a previous estimate and therefore, in connection with the Panel’s determination (which is subject to the ongoing litigation described above), we reversed $17,240,000 of previously accrued rent expense during the year ended December 31, 2025, and are now paying based on a $15,000,000 annual rent amount.
350 Park Avenue
On December 18, 2025, an affiliate of Kenneth C. Griffin, Citadel Enterprise Americas LLC’s (“Citadel”) Founder and CEO (“KG”), exercised an option to acquire at least a 60% interest in a joint venture (the “350 Park JV”) that would develop the 350 Park Avenue site (the “Investment Option”). Vornado and the Rudin Family, via a joint venture (the “Vornado/Rudin JV”), have the option to acquire an interest between 23% and 40% in the 350 Park JV (with Vornado having an effective ownership ranging from 21% to 36%). 350 Park JV would combine 350 Park Avenue with 39 East 51st Street (owned by the Vornado/Rudin JV) and 40 East 52nd Street (owned by the Rudin Family) to build a new 1,850,000 square foot office tower (the “350 Park Site”) with Citadel as the anchor tenant. The Vornado/Rudin JV has until July 2026 to determine whether to enter into the 350 Park JV with KG or to exercise the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado). The Investment Option closing is subject to the satisfaction of certain conditions.
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
In connection with the transaction, we recorded a gain on sales-type lease of $803,248,000.
Acquisitions
Investment in Loan
On July 24, 2025, we purchased the $35,000,000 A-Note secured by 3 East 54th Street at par plus accrued interest. The A-Note accrues interest at 4.89% plus 4.00% default interest. The A-Note was recorded to “other assets” on our consolidated balance sheets. We previously acquired the $50,000,000 B-Note secured by the property in August 2024. The A-Note and B-Note were in default. On January 7, 2026, we closed on the acquisition of the property for $141,000,000. The $107,000,000 loan balance, including default interest and advances, was credited towards the purchase price.
3 East 54th Street is a demolition-ready asset situated on 18,400 square feet of land and is located between Fifth Avenue and Madison Avenue on 54th Street, adjacent to the St. Regis Hotel and our Upper Fifth Avenue retail properties. The land is zoned for approximately 232,500 buildable square feet as-of-right, and we intend to promptly demolish the existing buildings on the site.
623 Fifth Avenue
On September 4, 2025, we purchased the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building for $218,000,000, which is included in “Development costs and construction in progress” on our consolidated balance sheets. At closing, we borrowed $145,420,000 under our revolving credit facility to partially finance the acquisition. We are redeveloping the asset into a premier, boutique office building.

Overview - continued
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
220 Central Park South
During the year ended December 31, 2025, we closed on the sale of three condominium units and ancillary amenities at 220 Central Park South (“220 CPS”) for net proceeds of $37,374,000, resulting in a financial statement net gain of $21,080,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $4,051,000 of income tax expense was recognized on our consolidated statements of income. One unit remains unsold.
Canal Street Condominium Units
During the year ended December 31, 2025, we closed on the sale of eight residential and two retail condominium units at 304-306 Canal Street and 334 Canal Street for net proceeds of $32,613,000, resulting in a financial statement net gain of $14,211,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. All units have been sold.
49 West 57th Street
On June 26, 2025, a joint venture, in which we own a 50.0% interest, completed the sale of the 49 West 57th Street commercial condominium. We received net proceeds of $8,650,000 and recognized a financial statement net gain of $2,527,000 which is included in "income from partially owned entities" on our consolidated statements of income.
512 West 22nd Street
On August 14, 2025, a joint venture, in which we own a 55.0% interest, completed the sale of 512 West 22nd Street, a 173,000 square foot office building, for $205,000,000. The joint venture used a portion of the proceeds to repay the $122,930,000 mortgage loan encumbering the property. We received net proceeds of $37,900,000 and recognized a financial statement net gain of $11,002,000, which is included in “income from partially owned entities” on our consolidated statements of income.
Financings
Senior Unsecured Notes due 2025
We repaid our $450,000,000 3.50% senior unsecured notes on their January 15, 2025 maturity date.
1535 Broadway (Fifth Avenue and Times Square JV)
On April 14, 2025, the Fifth Avenue and Times Square JV completed a $450,000,000 financing of 1535 Broadway. The interest-only non-recourse loan bears interest at a fixed rate of 6.90% and matures in May 2030. After transaction costs and reserves, $407,000,000 of the net proceeds from the financing were used to partially redeem Vornado’s preferred equity on the asset.
Sustainability Margin Adjustment
In April 2025, we qualified for a sustainability margin adjustment on our unsecured term loan and revolving credit facilities by achieving certain KPI metrics, which reduced our interest rate by 0.05% and 0.04%, respectively. Following the January 2026 refinancing of our 2031 revolving credit facility and unsecured term loan, we expect to requalify for this interest rate reduction in April 2026 and we continue to qualify for this interest rate reduction on our existing 2029 revolving credit facility.
Independence Plaza
On June 5, 2025, a joint venture, in which we have a 50.1% interest, completed a $675,000,000 refinancing of Independence Plaza, a 1,328 unit residential complex in the Tribeca submarket of Manhattan. The interest-only non-recourse loan bears interest at a fixed rate of 5.84% and matures in June 2030. The loan replaced the previous $675,000,000 loan that was scheduled to mature in July 2025 and bore interest at 4.25%.
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

Overview - continued
Financings - continued
4 Union Square South
On August 12, 2025, we completed a $120,000,000 refinancing of 4 Union Square South, a 204,000 square foot Manhattan retail property. The ten-year interest-only loan matures in September 2035 and has a fixed rate of 5.64%. The loan replaced the previous $120,000,000 loan that bore interest at SOFR plus 1.50% and was scheduled to mature in August 2025.
650 Madison Avenue
In October 2025, a joint venture, in which we own a 22.2% interest, received a notice of default (the “Notice”) on the $800,000,000 non-recourse mortgage loan secured by 650 Madison Avenue, a 601,000 square foot Manhattan office and retail property. The Notice asserted that the joint venture was in default under the loan agreement due to its failure to pay the full interest and reserve amounts due and owing under the loan agreement and that the joint venture’s obligations became immediately due and payable. In November 2025, the joint venture cured the default and the loan is currently in good standing.
As previously announced in the fourth quarter of 2022, we wrote off our entire investment in 650 Madison Avenue and accordingly carry this investment at zero on our balance sheet and no longer record our share of net income (loss) from this investment.
Alexander's Inc. ("Alexander's")
On December 5, 2025, Alexander’s completed a $175,000,000 refinancing of Rego Park II shopping center, located in Queens, New York. The five-year interest-only loan matures in December 2030 and bears interest at a rate of SOFR plus 2.00%. Alexander’s paid down by $23,544,000 the prior $198,544,000 loan that bore interest at a rate of SOFR plus 1.45% and was scheduled to mature in December 2025.
On December 23, 2025, Alexander’s entered into an agreement to restructure the $300,000,000 mortgage loan on the retail condominium portion of 731 Lexington Avenue, which previously bore interest at SOFR plus 1.51%. The restructured loan was split into (i) a $132,500,000 senior A-Note that was purchased by a wholly owned subsidiary of Alexander’s, which bears interest at a fixed rate of 7.00% and (ii) a $167,500,000 junior C-Note held by the lenders of the original loan, which accrues PIK interest at 4.55%. In addition, Alexander’s has the right to fund operating shortfalls, interest on the A-Note and capital for re-leasing at the property through a B-Note, which will be junior to the A-Note and senior to the C-Note. The B-Note bears interest at a fixed rate of 13.50%, except for loan amounts above $65,000,000 used to pay interest on the A-Note, which will bear interest at a fixed rate of 7.00%. The restructured loan matures in December 2035.
888 Seventh Avenue
On December 10, 2025, the $244,543,000 non-recourse mortgage loan on 888 Seventh Avenue matured and was not repaid, at which time the lenders declared an event of default. The loan currently bears interest at a rate of SOFR plus 1.80% and provides for additional default interest of 3.00%. The default interest was waived for a ninety-day period. We have executed a term sheet with the lenders pursuant to which the lenders will forebear from exercising their remedies and will waive default interest until February 2027, subject to certain conditions. There can be no assurance that the forbearance agreement will be completed.

Overview - continued
Leasing Activity For the Year Ended December 31, 2025
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

(Square feet in thousands)	New York			555 California Street
	Office(1)	Retail	THE MART
Year Ended December 31, 2025
Total square feet leased	3,742	130	394	446
Our share of square feet leased:	3,510	103	394	312
Initial rent(2)	$97.86	$186.34	$50.93	$117.28
Weighted average lease term (years)	11.3	9.4	8.0	10.8
Second generation relet space:
Square feet	1,104	71	218	246
GAAP basis:
Straight-line rent(3)	$86.21	$151.71	$49.37	$133.94
Prior straight-line rent	$78.12	$137.23	$49.85	$108.97
Percentage increase (decrease)	10.4%	10.6%	(1.0)%	22.9%
Cash basis (non-GAAP):
Initial rent(2)	$90.69	$142.43	$53.25	$126.30
Prior escalated rent	$84.10	$143.94	$56.11	$117.44
Percentage increase (decrease)	7.8%	(1.0)%	(5.1)%	7.5%
Tenant improvements and leasing commissions:
Per square foot	$148.41	$146.78	$97.66	$192.27
Per square foot per annum	$13.13	$15.61	$12.21	$17.80
Percentage of initial rent	13.4%	8.4%	24.0%	15.2%
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

Overview - continued
Square footage (in service) and Occupancy as of December 31, 2025

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	26	(1)	19,235	17,078	91.2%
Retail (includes retail properties that are in the base of our office properties)	45	(1)	2,030	1,659	79.4%	(2)
Residential - 1,643 units(3)	2	(1)	1,196	604	95.5%	(3)
Alexander's	5		2,108	683	94.6%	(3)
			24,569	20,024	90.0%

Other:
THE MART	3		3,697	3,695	81.5%
555 California Street	3		1,820	1,274	88.9%
Other	13	(4)	3,271	1,470	82.4%
			8,788	6,439

Total square feet as of December 31, 2025			33,357	26,463
________________________________________
See notes below.
Square footage (in service) and Occupancy as of December 31, 2024

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	30	(1)	18,714	16,024	88.8%
Retail (includes retail properties that are in the base of our office properties)	49	(1)	2,387	1,943	73.7%
Residential - 1,642 units(3)	2	(1)	1,196	604	96.6%	(3)
Alexander's	5		2,067	670	99.1%	(3)
			24,364	19,241	87.6%

Other:
THE MART	3		3,703	3,694	80.1%
555 California Street	3		1,821	1,275	92.0%
Other	11		2,537	1,202	86.5%
			8,061	6,171

Total square feet as of December 31, 2024			32,425	25,412
________________________________________
(1)Reflects the Office, Retail and Residential space within our 56 and 61 total New York properties in service as of December 31, 2025 and 2024, respectively.
(2)Reflects the impact of the 100 West 33rd Street retail space coming out of service during 2025.
(3)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
(4)Reflects the reclassification of our 22.2% interest in 650 Madison Avenue (see page 39 for further details) and our Paramus administrative headquarters from “Office” to “Other” during the year ended December 31, 2025.

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

NOI At Share by Segment for the Years Ended December 31, 2025 and 2024
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2025 and 2024.

(Amounts in thousands)	For the Year Ended December 31, 2025
	Total	New York	Other
Total revenues	$1,810,425	$1,476,522	$333,903
Operating expenses	(919,959)	(766,758)	(153,201)
NOI - consolidated	890,466	709,764	180,702
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(41,882)	(13,846)	(28,036)
Add: NOI from partially owned entities	263,315	253,504	9,811
NOI at share	1,111,899	949,422	162,477
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(131,477)	(130,602)	(875)
NOI at share - cash basis	$980,422	$818,820	$161,602

(Amounts in thousands)	For the Year Ended December 31, 2024
	Total	New York	Other
Total revenues	$1,787,686	$1,471,997	$315,689
Operating expenses	(927,796)	(766,347)	(161,449)
NOI - consolidated	859,890	705,650	154,240
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(39,367)	(12,899)	(26,468)
Add: NOI from partially owned entities	279,229	269,159	10,070
NOI at share	1,099,752	961,910	137,842
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(3,663)	(17,888)	14,225
NOI at share - cash basis	$1,096,089	$944,022	$152,067

NOI At Share by Segment for the Years Ended December 31, 2025 and 2024 - continued
The elements of our New York and Other NOI at share for the years ended December 31, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
New York:
Office(1)	$713,694	$706,592
Retail(2)	175,694	191,379
Residential	25,406	24,044
Alexander's	34,628	39,895
Total New York	949,422	961,910

Other:
THE MART(3)	69,196	51,686
555 California Street	68,436	64,963
Other investments	24,845	21,193
Total Other	162,477	137,842

NOI at share	$1,111,899	$1,099,752
________________________________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the years ended December 31, 2025 and 2024 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
New York:
Office(4)	$595,926	$698,138
Retail(2)	160,779	176,798
Residential	23,796	22,914
Alexander's	38,319	46,172
Total New York	818,820	944,022

Other:
THE MART(3)	71,219	57,235
555 California Street	65,655	74,621
Other investments	24,728	20,211
Total Other	161,602	152,067

NOI at share - cash basis	$980,422	$1,096,089
________________________________________
(1)Increase is primarily due to revenue recognition on new leases partially offset by the impact of the NYU master lease at 770 Broadway, which included a $935,000 rent prepayment (see page 37 for further details).
(2)2025 includes the impact of the sale of a portion of the 666 Fifth Avenue retail condominium (see page 38 for further details).
(3)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.
(4)Decrease is primarily due to (i) the impact of the NYU master lease at 770 Broadway, which included a $935,000 rent prepayment (see page 37 for further details), (ii) free rent periods on new leases commencing, and (iii) the April 2025 payment of $22,361 for prior period PENN 1 ground rent owed based on the rent reset determination (which is subject to the ongoing litigation described on page 37).

NOI At Share by Segment for the Years Ended December 31, 2025 and 2024 - continued
Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Years Ended December 31, 2025 and 2024
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the years ended December 31, 2025 and 2024.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
Net income	$937,204	$20,116
Depreciation and amortization expense	462,201	447,500
General and administrative expense	156,115	148,520
Transaction related costs, impairment losses and other	2,531	5,242
Income from partially owned entities	(141,310)	(112,464)
Interest and other investment income, net	(55,113)	(45,974)
Gain on sales-type lease	(803,248)	—
Interest and debt expense	353,868	390,269
Net gains on disposition of wholly owned and partially owned assets	(35,291)	(16,048)
Income tax expense	13,509	22,729
NOI from partially owned entities	263,315	279,229
NOI attributable to noncontrolling interests in consolidated subsidiaries	(41,882)	(39,367)
NOI at share	1,111,899	1,099,752
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(131,477)	(3,663)
NOI at share - cash basis	$980,422	$1,096,089
NOI At Share by Region

	For the Year Ended December 31,
	2025	2024
Region:
New York metropolitan area	88%	89%
Chicago, IL	6%	5%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Year Ended December 31, 2025 Compared to December 31, 2024
Revenues
Our revenues were $1,810,425,000 for the year ended December 31, 2025 compared to $1,787,686,000 in the prior year, an increase of $22,739,000. Below are the details of the increase by segment:

(Amounts in thousands)
(Decrease) increase due to:	Total	New York	Other
Rental revenues:
Acquisitions, dispositions and other	$(53,018)	$(56,897)	$3,879
Development and redevelopment	276	276	—
Trade shows	456	—	456
Same store operations	41,721	39,505	2,216
	(10,565)	(17,116)	6,551

Fee and other income:
BMS cleaning fees	8,461	6,623	1,838
Management and leasing fees	(3,116)	(3,286)	170
Other income	27,959	18,304	9,655
	33,304	21,641	11,663

Total increase in revenues	$22,739	$4,525	$18,214

Expenses
Our expenses were $1,551,744,000 for the year ended December 31, 2025 compared to $1,541,696,000 in the prior year, an increase of $10,048,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
(Decrease) increase due to:	Total	New York	Other
Operating:
Acquisitions, dispositions and other	$(17,615)	$(17,615)	$—
Development and redevelopment	(194)	(194)	—
Non-reimbursable expenses	(57)	(46)	(11)
Trade shows	601	—	601
BMS expenses	9,265	7,427	1,838
Same store operations	163	10,839	(10,676)	(1)
	(7,837)	411	(8,248)

Depreciation and amortization:
Acquisitions, dispositions and other	(14,959)	(15,943)	984
Same store operations	29,660	27,682	1,978
	14,701	11,739	2,962

General and administrative	7,595	2,810	4,785

Income from deferred compensation plan liability	(1,700)	—	(1,700)

Transaction related costs, impairment losses and other	(2,711)	(2,952)	241

Total increase (decrease) in expenses	$10,048	$12,008	$(1,960)
________________________________________
(1)2025 includes the impact of a reversal of a prior period tax accrual resulting from a property tax reassessment.

Results of Operations – Year Ended December 31, 2025 Compared to December 31, 2024 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2025	For the Year Ended December 31,
		2025	2024
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$14,716	$43,451
Return on preferred equity, net of our share of the expense(2)		27,528	40,668
Net gain on sale		76,162	—
		118,406	84,119
Partially owned office buildings(3)(4)	Various	(2,705)	(839)
Alexander's Inc.	32.4%	14,632	19,076
Other investments(5)	Various	10,977	10,108
		$141,310	$112,464
________________________________________
(1)Decrease primarily due to the January 2025 sale of a portion of the 666 Fifth Avenue condominium and the April 2025 financing of 1535 Broadway, see page 38 for further details.
(2)Decrease due to 2025 partial redemptions of our preferred equity interests.
(3)Includes interests in 280 Park Avenue, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)2025 includes the $11,002 gain associated with the sale of 512 West 22nd Street, see page 38 for further details. 2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan.
(5)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.

Interest and Other Investment Income, net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
Interest on cash and cash equivalents and restricted cash	$37,531	$42,571
Interest on loans receivable	9,618	3,450
Income (loss) from real estate fund investments	6,047	(47)
Change in fair value of marketable securities	1,917	—
	$55,113	$45,974

Results of Operations – Year Ended December 31, 2025 Compared to December 31, 2024 - continued
Interest and Debt Expense
Interest and debt expense was $353,868,000 for the year ended December 31, 2025, compared to $390,269,000 in the prior year, a decrease of $36,401,000. This was primarily due to (i) $38,690,000 of lower interest expense resulting from lower average debt balances, (ii) $18,279,000 of lower amortization of interest rate cap premiums and (iii) $2,667,000 of lower amortization of deferred financing costs, partially offset by (iv) $12,564,000 of lower capitalized interest expense and (v) $11,494,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $35,291,000 for the year ended December 31, 2025, consists of (i) $21,080,000 from the sale of three condominium units and ancillary amenities at 220 CPS and (ii) $14,211,000 from the sale of eight Canal Street residential condominium units and two retail condominium units. Net gains on disposition of wholly owned and partially owned assets of $16,048,000 for the year ended December 31, 2024, consists of (i) $15,175,000 from the sale of two condominium units at 220 CPS and (ii) $873,000 from the sale of our 49.9% interest in 50-70 West 93rd Street to our joint venture partner.
Income Tax Expense
Income tax expense was $13,509,000 for the year ended December 31, 2025, compared to $22,729,000 in the prior year, a decrease of $9,220,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $41,622,000 for the year ended December 31, 2025, compared to $51,131,000 in the prior year, a decrease of $9,509,000.
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, THE MART, 555 California Street and other investments for the year ended December 31, 2025 compared to December 31, 2024.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the year ended December 31, 2025	$1,111,899	$949,422	$69,196	$68,436	$24,845
Less NOI at share from:
Dispositions	(4,953)	(4,691)	(262)	—	—
Development properties	(17,127)	(17,127)	—	—	—
Other non-same store income, net	(61,565)	(33,847)	(139)	(2,734)	(24,845)
Same store NOI at share for the year ended December 31, 2025	$1,028,254	$893,757	$68,795	$65,702	$—

NOI at share for the year ended December 31, 2024	$1,099,752	$961,910	$51,686	$64,963	$21,193
Less NOI at share from:
Dispositions	(19,813)	(19,347)	(466)	—	—
Development properties	(33,914)	(33,914)	—	—	—
Other non-same store income, net	(70,025)	(48,706)	—	(126)	(21,193)
Same store NOI at share for the year ended December 31, 2024	$976,000	$859,943	$51,220	$64,837	$—

Increase in same store NOI at share	$52,254	$33,814	$17,575	$865	$—

% increase in same store NOI at share	5.4%	3.9%	34.3%	1.3%	—%

Results of Operations – Year Ended December 31, 2025 Compared to December 31, 2024 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the year ended December 31, 2025 compared to December 31, 2024.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the year ended December 31, 2025	$980,422	$818,820	$71,219	$65,655	$24,728
Less NOI at share - cash basis from:
Dispositions	(5,304)	(5,040)	(264)	—	—
Development properties	(16,167)	(16,167)	—	—	—
Other non-same store income, net	(35,208)	(7,067)	(153)	(3,260)	(24,728)
Same store NOI at share - cash basis for the year ended December 31, 2025	$923,743	$790,546	$70,802	$62,395	$—

NOI at share - cash basis for the year ended December 31, 2024	$1,096,089	$944,022	$57,235	$74,621	$20,211
Less NOI at share - cash basis from:
Dispositions	(16,942)	(16,524)	(418)	—	—
Development properties	(32,707)	(32,707)	—	—	—
Other non-same store income, net	(68,594)	(48,240)	—	(143)	(20,211)
Same store NOI at share - cash basis for the year ended December 31, 2024	$977,846	$846,551	$56,817	$74,478	$—

(Decrease) increase in same store NOI at share - cash basis	$(54,103)	$(56,005)	$13,985	$(12,083)	$—

% (decrease) increase in same store NOI at share - cash basis	(5.5)%	(6.6)%	24.6%	(16.2)%	—%
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
As of December 31, 2025, we had $2.4 billion of liquidity comprised of $978 million of cash and cash equivalents and restricted cash and $1.4 billion available on our $2.2 billion revolving credit facilities. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. As of December 31, 2025, $119,895,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $977,546,000 as of December 31, 2025, a $27,927,000 increase from the balance as of December 31, 2024.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2025	2024
Net cash provided by operating activities	$1,258,385	$537,723	$720,662
Net cash provided by (used in) investing activities	115,507	(597,365)	712,872
Net cash used in financing activities	(1,345,965)	(252,323)	(1,093,642)
	$27,927	$(311,965)	$339,892
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the year ended December 31, 2025, net cash provided by operating activities of $1,258,385,000 was comprised of $1,439,616,000 of cash from operations, including distributions of income from partially owned entities of $114,754,000 and a net decrease of $181,231,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Investing Activities
Net cash flow provided by (used in) investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash provided by (used in) investing activities:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2025	2024
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	$749,000	$—	$749,000
Acquisitions of real estate and other	(296,681)	—	(296,681)
Additions to real estate	(268,258)	(222,739)	(45,519)
Development costs and construction in progress	(144,609)	(242,874)	98,265
Proceeds from sales of real estate and other	58,339	2,000	56,339
Distributions of capital from partially owned entities	50,927	—	50,927
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	37,374	31,605	5,769
Investments in partially owned entities	(35,585)	(115,357)	79,772
Investment in loan receivable	(35,000)	(50,000)	15,000
Net cash provided by (used in) investing activities	$115,507	$(597,365)	$712,872
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Year Ended December 31,		(Decrease) Increase in Cash Flow
	2025	2024
Repayments of borrowings	$(1,903,513)	$(97,439)	$(1,806,074)
Proceeds from borrowings	835,794	75,000	760,794
Dividends paid on common shares/Distributions to Vornado	(141,277)	(141,103)	(174)
Dividends paid on preferred shares/Distributions to preferred unitholders	(62,104)	(62,112)	8
Repurchase of common shares/Class A units owned by Vornado	(50,991)	—	(50,991)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(23,067)	(18,156)	(4,911)
Deferred financing costs	(7,478)	(13,870)	6,392
Contributions from noncontrolling interests in consolidated subsidiaries	6,712	5,300	1,412
Other financing activity, net	(41)	57	(98)
Net cash used in financing activities	$(1,345,965)	$(252,323)	$(1,093,642)

Dividends
We anticipate that our common share dividend policy for 2026 will be to pay one common share dividend in the fourth quarter. If Vornado’s Board of Trustees were to declare a dividend consistent with our 2025 common share dividend of $0.74, the Operating Partnership would be required to distribute approximately (i) $141,000,000 of cash to Vornado for distribution to its common shareholders and (ii) $12,300,000 of cash to third party Class A unitholders. Additionally, during 2026, Vornado expects to pay approximately $62,000,000 of cash dividends on preferred shares based on the number of preferred shares outstanding as of December 31, 2025.

Liquidity and Capital Resources - continued
Debt
We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.” We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt. Our unsecured revolving credit facilities and unsecured term loan contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities and unsecured term loan also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal. As of December 31, 2025, we were in compliance with all of the financial covenants required by our senior unsecured notes, our unsecured revolving credit facilities and our unsecured term loan.
A summary of our consolidated debt as of December 31, 2025 is presented below.

(Amounts in thousands)	As of December 31, 2025
Consolidated debt:	Balance	Weighted Average Interest Rate(1)
Fixed rate(2)	$5,490,000	4.49%
Variable rate(3)	1,724,457	5.48%(4)
Total	7,214,457	4.73%
Deferred financing costs, net and other	(28,829)
Total, net	$7,185,628
_______________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(2)Includes variable rate debt with interest rates fixed by interest rate swap arrangements.
(3)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,210,000, of which $645,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average strike rate of 4.47% and a weighted average remaining term of eight months.
(4)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
During 2026 and 2027, $925,000,000 and $2,400,420,000, respectively, of our outstanding consolidated debt matures, assuming the exercise of as-of-right extension options. We may refinance this maturing debt as it comes due, repay it using cash and cash equivalents or our unsecured revolving credit facilities or seek to restructure the debt to reflect current market conditions. The 2026 and 2027 debt maturities disclosed above exclude the $244,543,000 888 Seventh Avenue mortgage loan and the $74,494,000 606 Broadway mortgage loan which are in maturity default. We may also refinance or restructure other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Details of 2025 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The contractual principal and interest repayments schedule of our consolidated debt as of December 31, 2025 is presented below. The below excludes the $244,543,000 888 Seventh Avenue mortgage loan and the $74,494,000 606 Broadway mortgage loan which are in maturity default.

(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$5,245,709	$737,722	$3,469,977	$532,855	$505,155
Senior unsecured notes due 2026	403,607	403,607	—	—	—
Senior unsecured notes due 2031	414,491	11,900	23,800	23,800	354,991
Unsecured term loan(1)	867,557	35,047	832,510	—	—
Revolving credit facilities(1)	776,756	29,207	747,549	—	—
Total contractual principal(2) and interest(3) repayments	$7,708,120	$1,217,483	$5,073,836	$556,655	$860,146
________________________________________
(1)On January 7, 2026, we completed a refinancing of our $1,250,000 unsecured revolving credit facility ($720,420 drawn as of December 31, 2025) and our $800,000 unsecured term loan. See Note 24 - Subsequent Events for further details.
(2)Based on the contractual maturity of our loans, including as-of-right extension options, as of December 31, 2025.
(3)Estimated interest for variable rate debt based on the Term SOFR curve available as of December 31, 2025.

Liquidity and Capital Resources - continued
Capital Expenditures
Capital expenditures consist of expenditures to maintain and improve assets, tenant improvement allowances and leasing commissions. During 2026, we expect to spend $440,000,000 of capital expenditures for our consolidated properties. We plan to fund these capital expenditures from operating cash flow, existing liquidity, and/or borrowings. Our partially owned non-consolidated subsidiaries typically fund their capital expenditures without any additional equity contribution from us.
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
PENN District
PENN 2
We are redeveloping PENN 2, a 1,825,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $724,843,000 of cash has been expended as of December 31, 2025.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $80,196,000 of cash has been expended as of December 31, 2025.
Sunset Pier 94 Studios
On August 28, 2023, we, together with Hudson Pacific Properties and Blackstone Inc., formed a joint venture to develop Pier 94 into a 266,000 square foot purpose-built studio campus in Manhattan. We own a 49.9% equity interest in the joint venture. The development cost of the project is estimated to be $350,000,000, which will be funded with $183,200,000 of construction financing ($143,870,000 drawn as of December 31, 2025) and $166,800,000 of equity contributions. Our share of equity contributions was funded by (i) our $40,000,000 Pier 94 leasehold interest contribution and (ii) $34,000,000 of cash contributions, which are net of an estimated $9,000,000 for our share of development fees and reimbursement for overhead costs incurred by us. During 2024, we fully funded our share of equity and cash contributions.
623 Fifth Avenue Office Condominium
We are redeveloping the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building situated above the flagship Saks Fifth Avenue department store, into a premier boutique office building. We purchased the property in September 2025 for $218,000,000 and at closing, borrowed $145,420,000 under our revolving credit facility to partially finance the acquisition. The development cost of this project, including the cost of acquiring the property, is estimated to be $450,000,000, of which $222,644,000 of cash has been expended as of December 31, 2025. We expect to complete the redevelopment for delivery to tenants in 2027.
350 Park Avenue
On December 18, 2025, an affiliate of Kenneth C. Griffin, Citadel Enterprise Americas LLC’s (“Citadel”) Founder and CEO (“KG”), exercised an option to acquire at least a 60% interest in a joint venture (the “350 Park JV”) that would develop the 350 Park Avenue site (the “Investment Option”). Vornado and the Rudin Family, via a joint venture (the “Vornado/Rudin JV”), have the option to acquire an interest between 23% and 40% in the 350 Park JV (with Vornado having an effective ownership ranging from 21% to 36%). 350 Park JV would combine 350 Park Avenue with 39 East 51st Street (owned by the Vornado/Rudin JV) and 40 East 52nd Street (owned by the Rudin Family) to build a new 1,850,000 square foot office tower (the “350 Park Site”) with Citadel as the anchor tenant. The Vornado/Rudin JV has until July 2026 to determine whether to enter into the 350 Park JV with KG or to exercise the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado). The Investment Option closing is subject to the satisfaction of certain conditions.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.

There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Other Obligations
We have contractual cash obligations for certain properties that are subject to long-term ground and building leases. During 2026, $47,205,000 of lease payments are due, including fair market rent resets accounted for as variable rent. For 2027 and thereafter, we have $1,784,297,667 of future lease payments. We believe that our operating cash flow will be adequate to fund these lease payments.
Our future lease payments disclosed above include payments for our PENN 1 ground lease based on the April 2025 arbitration panel ruling. The PENN 1 ground lease is subject to fair market value resets at each of the three 25-year renewal periods. The first renewal period commenced June 2023 and, together with our second option exercise in January 2022, extends the lease term through June 2073. On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000 or $20,220,000, depending on the outcome of litigation described in the following paragraph. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. On October 31, 2025, the court granted the ground lessor’s motion. We believe the decision is without merit and are appealing the court’s decision.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding the existence of a sublease potentially affecting the value of the land parcel. The court denied our motion to dismiss that action and, in January 2026, the appellate court affirmed that decision. That sublease litigation is now continuing in front of the lower court. Under the Panel’s decision (assuming the aforementioned vacatur decision that we are appealing is reversed), if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023. We are paying based on the $15,000,000 annual rent.
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
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,424,264 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of December 31, 2025, the aggregate dollar amount of these guarantees is approximately $438,194,000, including the $300,000,000 payment guarantee for the mortgage loan secured by 7 West 34th Street, which was extinguished in January 2026 when the mortgage loan was refinanced, and partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.
As of December 31, 2025, $25,769,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic Tax Credit Investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2025, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of December 31, 2025, we had construction commitments aggregating approximately $11,471,000.

Funds From Operations
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 13 – Income Per Share and Per Class A Unit, in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Details of certain items that impact FFO are discussed in the financial results summary of our “Overview.”
Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the years ended December 31, 2025 and 2024.

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2025	2024
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$842,851	$8,275
Per diluted share	$4.20	$0.04

FFO adjustments:
Depreciation and amortization of real property	$411,114	$399,694
Real estate impairment losses	542	—
Gain on sales-type lease	(803,248)	—
Net gains on sale of real estate	(300)	(873)
Change in fair value of marketable securities	(1,917)	—
Our share of partially owned entities:
Depreciation and amortization of real property	94,867	101,195
Net gains on sale of real estate	(90,762)	—
FFO adjustments, net	(389,704)	500,016
Impact of assumed conversion of dilutive convertible securities	1,409	1,549
Noncontrolling interests' share of above adjustments on a dilutive basis	32,270	(39,819)
FFO attributable to common shareholders plus assumed conversions	$486,826	$470,021
Per diluted share	$2.42	$2.37

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,759	190,539
Effect of dilutive securities:
Share-based payment awards	7,976	6,087
Convertible securities	1,314	1,556
Denominator for FFO per diluted share	201,049	198,182

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and unit amounts)	As of December 31, 2025
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change In Base Rates(2)
Consolidated debt:
Fixed rate(3)	$5,490,000	4.49%	$—
Variable rate(4)	1,724,457	5.48%(5)	11,530
	$7,214,457	4.73%	11,530
Pro rata share of debt of non-consolidated entities:
Fixed rate(3)	$2,056,151	5.58%	—
Variable rate(6)	422,393	6.31%	2,974
	$2,478,544	5.71%	2,974
Noncontrolling interests’ share of consolidated subsidiaries			(4,685)
Total change in annual net income attributable to the Operating Partnership			9,819
Noncontrolling interests’ share of the Operating Partnership			(785)
Total change in annual net income attributable to Vornado			$9,034
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.05
Total change in annual net income attributable to Vornado per diluted common share			$0.05
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
(3)Includes variable rate debt with interest rates fixed by interest rate swap arrangements.
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,210,000, of which $645,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average strike rate of 4.47% and a weighted average remaining term of eight months.
(5)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
(6)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $238,159 at our pro rata share. The interest rate cap arrangements have a weighted average strike rate of 4.23% and a weighted average remaining term of six months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2025, the estimated fair value of our consolidated debt was $6,988,000,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2025.

(Amounts in thousands)	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate	Expiration Date
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	6.03%	05/26
Forward swap (effective 05/26)			840,000		5.56%(2)	05/28
1290 Avenue of the Americas mortgage loan	950,000	S+162	200,000	(3)	4.58%	09/27
Unsecured term loan:	800,000	S+125
In-place swap through 10/26			750,000		4.22%	10/26
In-place swap through 7/27			250,000		3.99%	07/27
In-place swap through 8/27			50,000		3.99%	08/27
Unsecured revolving credit facility	720,420	S+111	575,000		3.84%	08/27
One Park Avenue mortgage loan	525,000	S+122	500,000	(4)	3.95%	07/27
100 West 33rd Street mortgage loan	480,000	S+185	480,000		5.26%	06/27
435 Seventh Avenue mortgage loan	75,000	S+210	75,000		6.96%	04/26

					Index Strike Rate
Interest rate caps:
150 West 34th Street mortgage loan	75,000	S+215	75,000		5.00%	02/26
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan. In June 2025, we entered into the forward swap arrangement detailed above.
(2)Reflects the May 2026 increase in variable rate spread to S+230. The variable rate spread will further increase to S+255 in May 2027.
(3)The remaining $750,000 mortgage loan balance has a 4.00% SOFR strike rate cap in place.
(4)The remaining $25,000 mortgage loan balance has a 4.39% SOFR strike rate cap in place.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of December 31, 2025.

(Amounts in thousands and at share)
	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate	Expiration Date
Interest rate swaps:
280 Park Avenue	$537,500	S+178	$537,500	5.84%	09/28

				Index Strike Rate
Interest rate caps:
61 Ninth Avenue	75,543	S+146	75,543	4.39%	01/26
Sunset Pier 94 Studios	71,791	S+478	71,791	4.00%	09/26
Rego Park II	56,700	S+200	56,700	4.50%	12/26
Fashion Centre/Washington Tower	34,125	S+305	34,125	3.89%	05/26

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of Vornado Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
We identified the recoverability assessment of certain real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates and capitalization rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recoverability assessment of real estate properties included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of recoverability of its real estate properties, including those over future market rental rates and capitalization rates used in the assessment.
•We evaluated the reasonableness of future market rental rates and capitalization rates used by management against independent market data, focusing on geographical location and property type. In addition, we developed ranges of independent estimates of future market rental rates and capitalization rates and compared those to the amounts used by management.
•We involved our fair value specialists in providing comparable market transaction details to further evaluate management’s selected future market rental rates and capitalization rates, as applicable.
•We evaluated the reasonableness of management’s assumptions and estimates by performing a retrospective analysis of the Company’s actual results compared to the prior projected future cash flow analyses.
•We evaluated whether the assumptions and estimates were consistent with evidence obtained in other areas of the audit.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 9, 2026
We have served as the Company’s auditor since 1976.

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit, share and per share amounts)	As of December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$2,408,914	$2,434,209
Buildings and improvements	10,942,418	10,439,113
Development costs and construction in progress	890,143	1,097,395
Leasehold improvements and equipment	105,080	120,915
Total	14,346,555	14,091,632
Less accumulated depreciation and amortization	(4,191,075)	(4,025,349)
Real estate, net	10,155,480	10,066,283
Right-of-use assets	671,308	678,804
Net investment in lease	166,024	—
Cash and cash equivalents	840,850	733,947
Restricted cash	136,696	215,672
Tenant and other receivables	77,137	58,853
Investments in partially owned entities	1,941,278	2,691,478
Receivable arising from the straight-lining of rents	752,545	707,020
Deferred leasing costs, net of accumulated amortization of $233,448 and $268,532	374,620	354,882
Identified intangible assets, net of accumulated amortization of $81,962 and $75,002	110,593	118,215
Other assets	294,587	373,454
	$15,521,118	$15,998,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,920,669	$5,676,014
Senior unsecured notes, net	747,202	1,195,914
Unsecured term loan, net	797,337	795,948
Unsecured revolving credit facilities	720,420	575,000
Lease liabilities	699,640	749,759
Accounts payable and accrued expenses	376,190	374,013
Deferred compensation plan	113,778	114,580
Other liabilities	341,359	345,511
Total liabilities	8,716,595	9,826,739
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,650,713 and 16,850,803 units outstanding	554,136	708,408
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	557,671	711,943
Redeemable noncontrolling interest in a consolidated subsidiary	90,280	122,715
Total redeemable noncontrolling interests	647,951	834,658
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,788,450 and 48,789,180 shares	1,182,345	1,182,364
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,666,367 and 190,846,580 shares	7,627	7,634
Additional capital	8,288,363	8,052,793
Earnings less than distributions	(3,491,603)	(4,142,249)
Accumulated other comprehensive (loss) income	(5)	57,700
Total shareholders' equity	5,986,727	5,158,242
Noncontrolling interests in consolidated subsidiaries	169,845	178,969
Total equity	6,156,572	5,337,211
	$15,521,118	$15,998,608
See notes to the consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2025	2024	2023
REVENUES:
Rental revenues	$1,558,241	$1,568,806	$1,607,486
Fee and other income	252,184	218,880	203,677
Total revenues	1,810,425	1,787,686	1,811,163
EXPENSES:
Operating	(919,959)	(927,796)	(905,158)
Depreciation and amortization	(462,201)	(447,500)	(434,273)
General and administrative	(156,115)	(148,520)	(162,883)
Expense from deferred compensation plan liability	(10,938)	(12,638)	(12,162)
Transaction related costs, impairment losses and other	(2,531)	(5,242)	(50,691)
Total expenses	(1,551,744)	(1,541,696)	(1,565,167)

Income from partially owned entities	141,310	112,464	38,689
Interest and other investment income, net	55,113	45,974	43,287
Income from deferred compensation plan assets	10,938	12,638	12,162
Interest and debt expense	(353,868)	(390,269)	(349,223)
Gain on sales-type lease	803,248	—	—
Net gains on disposition of wholly owned and partially owned assets	35,291	16,048	71,199
Income before income taxes	950,713	42,845	62,110
Income tax expense	(13,509)	(22,729)	(29,222)
Net income	937,204	20,116	32,888
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	41,622	51,131	75,967
Operating Partnership	(73,871)	(860)	(3,361)
Net income attributable to Vornado	904,955	70,387	105,494
Preferred share dividends	(62,104)	(62,112)	(62,116)
NET INCOME attributable to common shareholders	$842,851	$8,275	$43,378

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$4.40	$0.04	$0.23
Weighted average shares outstanding	191,759	190,539	191,005

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$4.20	$0.04	$0.23
Weighted average shares outstanding	201,049	196,626	191,856
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Net income	$937,204	$20,116	$32,888
Other comprehensive (loss) income:
Other comprehensive loss of nonconsolidated subsidiaries	(10,386)	(6,992)	(8,286)
Change in fair value of consolidated interest rate hedges and other	(53,452)	947	(112,051)
Comprehensive income (loss)	873,366	14,071	(87,449)
Less comprehensive (income) loss attributable to noncontrolling interests	(26,087)	48,876	85,665
Comprehensive income (loss) attributable to Vornado	$847,279	$62,947	$(1,784)
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado	—	—	—	—	—	904,955	—	—	904,955
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(12,768)	(12,768)
Dividends on common shares ($0.74 per share)	—	—	—	—	—	(141,277)	—	—	(141,277)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(62,104)	—	—	(62,104)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	1,280	51	51,901	—	—	—	51,952
Under employees' share option plan	—	—	1	—	42	—	—	—	42
Conversion of Series A preferred shares to common shares	(1)	(19)	—	—	19	—	—	—	—
Contributions	—	—	—	—	—	—	—	10,138	10,138
Distributions	—	—	—	—	—	—	—	(5,339)	(5,339)
Repurchase of common shares	—	—	(1,462)	(58)	—	(50,932)	—	—	(50,990)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(10,386)	—	(10,386)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(53,452)	—	(53,452)
Redeemable Class A unit measurement adjustment	—	—	—	—	183,608	—	(30)	—	183,578
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	5,126	—	5,126
Consolidated subsidiaries	—	—	—	—	—	—	1,037	(1,037)	—
Other	—	—		—	—	4	—	(118)	(114)
Balance as of December 31, 2025	48,788	$1,182,345	190,666	$7,627	$8,288,363	$(3,491,603)	$(5)	$169,845	$6,156,572
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado	—	—	—	—	—	70,387	—	—	70,387
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(19,964)	(19,964)
Dividends on common shares ($0.74 per share)	—	—	—	—	—	(141,103)	—	—	(141,103)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(62,112)	—	—	(62,112)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	449	18	15,894	—	—	—	15,912
Conversion of Series A preferred shares to common shares	(4)	(95)	7	—	95	—	—	—	—
Contributions	—	—	—	—	—	—	—	1,961	1,961
Distributions	—	—	—	—	—	—	—	(1,339)	(1,339)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(6,992)	—	(6,992)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	947	—	947
Redeemable Class A unit measurement adjustment	—	—	—	—	(226,612)	—	26	—	(226,586)
Other comprehensive loss (income) attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	693	—	693
Consolidated subsidiaries	—	—	—	—	—	—	(2,087)	2,087	—
Other	—	—	—	22	125	(26)	(2)	2	121
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amounts)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$7,654	$8,369,228	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado	—	—	—	—	—	105,494	—	—	105,494
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(36,582)	(36,582)
Dividends on common shares ($0.675 per share)	—	—	—	—	—	(129,066)	—	—	(129,066)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(62,116)	—	—	(62,116)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	539	21	8,468	—	—	—	8,489
Under dividend reinvestment plan	—	—	11	—	146	—	—	—	146
Contributions	—	—	—	—	—	—	—	24,033	24,033
Distributions	—	—	—	—	—	—	—	(21,526)	(21,526)
Deferred compensation shares and options	—	—	(2)	—	321	(25)	—	—	296
Repurchase of common shares	—	—	(2,024)	(81)	—	(29,102)	—	—	(29,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(8,286)	—	(8,286)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(112,051)	—	(112,051)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	—	(135,540)	—	(2,574)	—	(138,114)
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	9,340	—	9,340
Consolidated subsidiaries	—	—	—	—	—	—	3,719	(3,719)	—
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(2,636)	(2,636)
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$7,594	$8,263,291	$(4,009,395)	$65,115	$196,222	$5,705,286
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$937,204	$20,116	$32,888
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid lease payment (net of initial direct costs)	901,409	—	—
Gain on sales-type lease	(803,248)	—	—
Depreciation and amortization (including amortization of deferred financing costs)	481,456	469,423	457,574
Equity in net income of partially owned entities	(141,310)	(112,464)	(38,689)
Distributions of income from partially owned entities	114,754	142,880	172,873
Straight-lining of rents	(71,960)	(5,086)	(8,808)
Net gains on disposition of wholly owned and partially owned assets	(35,291)	(16,048)	(71,199)
Stock-based compensation expense	25,479	30,172	43,201
Amortization of interest rate cap premiums	23,466	41,745	10,989
Change in deferred tax liability	3,530	13,008	17,020
Amortization of below-market leases, net	(383)	(3,035)	(5,268)
Real estate impairment losses	—	—	45,007
Credit losses on investments	—	—	8,269
Net realized and unrealized gain on real estate fund investments	—	—	(1,861)
Return of capital from real estate fund investments	—	—	1,861
Other non-cash adjustments	4,510	13,995	9,874
Changes in operating assets and liabilities:
Tenant and other receivables	(18,787)	4,704	9,379
Prepaid assets	8,644	(8,346)	(12,854)
Other assets	(133,058)	(74,420)	(79,110)
Lease liabilities	(43,352)	16,900	17,582
Accounts payable and accrued expenses	6,277	(6,800)	10,723
Other liabilities	(955)	10,979	28,701
Net cash provided by operating activities	1,258,385	537,723	648,152

Cash Flows from Investing Activities:
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	749,000	—	—
Acquisitions of real estate and other	(296,681)	—	(33,145)
Additions to real estate	(268,258)	(222,739)	(211,899)
Development costs and construction in progress	(144,609)	(242,874)	(552,701)
Proceeds from sales of real estate and other	58,339	2,000	123,519
Distributions of capital from partially owned entities	50,927	—	18,869
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	37,374	31,605	24,484
Investments in partially owned entities	(35,585)	(115,357)	(57,297)
Investment in loan receivable	(35,000)	(50,000)	—
Proceeds from maturities of U.S. Treasury bills	—	—	468,598
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	—	105,000
Deconsolidation of cash and restricted cash held by a previously consolidated entity	—	—	(14,216)
Net cash provided by (used in) investing activities	115,507	(597,365)	(128,788)
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,903,513)	$(97,439)	$(148,000)
Proceeds from borrowings	835,794	75,000	—
Dividends paid on common shares	(141,277)	(141,103)	(129,066)
Dividends paid on preferred shares	(62,104)	(62,112)	(62,116)
Repurchase of common shares	(50,991)	—	(29,183)
Distributions to noncontrolling interests	(23,067)	(18,156)	(38,970)
Deferred financing costs	(7,478)	(13,870)	(4,424)
Contributions from noncontrolling interests	6,712	5,300	132,701
Other financing activity, net	(41)	57	121
Net cash used in financing activities	(1,345,965)	(252,323)	(278,937)
Net increase (decrease) in cash and cash equivalents and restricted cash	27,927	(311,965)	240,427
Cash and cash equivalents and restricted cash at beginning of period	949,619	1,261,584	1,021,157
Cash and cash equivalents and restricted cash at end of period	$977,546	$949,619	$1,261,584

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$733,947	$997,002	$889,689
Restricted cash at beginning of period	215,672	264,582	131,468
Cash and cash equivalents and restricted cash at beginning of period	$949,619	$1,261,584	$1,021,157

Cash and cash equivalents at end of period	$840,850	$733,947	$997,002
Restricted cash at end of period	136,696	215,672	264,582
Cash and cash equivalents and restricted cash at end of period	$977,546	$949,619	$1,261,584

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$313,093	$322,774	$381,410
Cash payments for income taxes	$5,201	$7,608	$10,365

Non-Cash Information:
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real estate	$172,120	$—	$—
Receivable arising from the straight-lining of rents	26,362	—	—
Deferred leasing costs, net of accumulated amortization	60,308	—	—
Other	7,322	—	—
Redeemable Class A unit measurement adjustment	183,578	(226,586)	(138,114)
Write-off of fully depreciated assets	(115,939)	(122,548)	(82,343)
Change in fair value of consolidated interest rate hedges and other	(53,452)	947	(112,051)
Accrued capital expenditures included in accounts payable and accrued expenses	43,875	39,784	52,091
Reclassification of assets held for sale (included in "other assets")	3,044	15,279	—
Initial investment in Sunset Pier 94 Joint Venture upon contribution of leasehold interest	—	—	50,090
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:
Real estate	—	—	21,693
Right-of-use assets	—	—	7,081
Lease liabilities	—	—	(20,692)
See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.
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
We identified the recoverability assessment of certain real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates and capitalization rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recoverability assessment of real estate properties included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of recoverability of its real estate properties, including those over future market rental rates and capitalization rates used in the assessment.
•We evaluated the reasonableness of future market rental rates and capitalization rates used by management against independent market data, focusing on geographical location and property type. In addition, we developed ranges of independent estimates of future market rental rates and capitalization rates and compared those to the amounts used by management.
•We involved our fair value specialists in providing comparable market transaction details to further evaluate management’s selected future market rental rates and capitalization rates, as applicable.
•We evaluated the reasonableness of management’s assumptions and estimates by performing a retrospective analysis of the Partnership’s actual results compared to the prior projected future cash flow analyses.
•We evaluated whether the assumptions and estimates were consistent with evidence obtained in other areas of the audit.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 9, 2026
We have served as the Partnership’s auditor since 1997.

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	As of December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$2,408,914	$2,434,209
Buildings and improvements	10,942,418	10,439,113
Development costs and construction in progress	890,143	1,097,395
Leasehold improvements and equipment	105,080	120,915
Total	14,346,555	14,091,632
Less accumulated depreciation and amortization	(4,191,075)	(4,025,349)
Real estate, net	10,155,480	10,066,283
Right-of-use assets	671,308	678,804
Net investment in lease	166,024	—
Cash and cash equivalents	840,850	733,947
Restricted cash	136,696	215,672
Tenant and other receivables	77,137	58,853
Investments in partially owned entities	1,941,278	2,691,478
Receivable arising from the straight-lining of rents	752,545	707,020
Deferred leasing costs, net of accumulated amortization of $233,448 and $268,532	374,620	354,882
Identified intangible assets, net of accumulated amortization of $81,962 and $75,002	110,593	118,215
Other assets	294,587	373,454
	$15,521,118	$15,998,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,920,669	$5,676,014
Senior unsecured notes, net	747,202	1,195,914
Unsecured term loan, net	797,337	795,948
Unsecured revolving credit facilities	720,420	575,000
Lease liabilities	699,640	749,759
Accounts payable and accrued expenses	376,190	374,013
Deferred compensation plan	113,778	114,580
Other liabilities	341,359	345,511
Total liabilities	8,716,595	9,826,739
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,650,713 and 16,850,803 units outstanding	554,136	708,408
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	557,671	711,943
Redeemable noncontrolling interest in a consolidated subsidiary	90,280	122,715
Total redeemable noncontrolling interests	647,951	834,658
Partners' equity:
Partners' capital	9,478,335	9,242,791
Earnings less than distributions	(3,491,603)	(4,142,249)
Accumulated other comprehensive (loss) income	(5)	57,700
Total partners' equity	5,986,727	5,158,242
Noncontrolling interests in consolidated subsidiaries	169,845	178,969
Total equity	6,156,572	5,337,211
	$15,521,118	$15,998,608
See notes to the consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2025	2024	2023
REVENUES:
Rental revenues	$1,558,241	$1,568,806	$1,607,486
Fee and other income	252,184	218,880	203,677
Total revenues	1,810,425	1,787,686	1,811,163
EXPENSES:
Operating	(919,959)	(927,796)	(905,158)
Depreciation and amortization	(462,201)	(447,500)	(434,273)
General and administrative	(156,115)	(148,520)	(162,883)
Expense from deferred compensation plan liability	(10,938)	(12,638)	(12,162)
Transaction related costs, impairment losses and other	(2,531)	(5,242)	(50,691)
Total expenses	(1,551,744)	(1,541,696)	(1,565,167)

Income from partially owned entities	141,310	112,464	38,689
Interest and other investment income, net	55,113	45,974	43,287
Income from deferred compensation plan assets	10,938	12,638	12,162
Interest and debt expense	(353,868)	(390,269)	(349,223)
Gain on sales-type lease	803,248	—	—
Net gains on disposition of wholly owned and partially owned assets	35,291	16,048	71,199
Income before income taxes	950,713	42,845	62,110
Income tax expense	(13,509)	(22,729)	(29,222)
Net income	937,204	20,116	32,888
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	41,622	51,131	75,967
Net income attributable to Vornado Realty L.P.	978,826	71,247	108,855
Preferred unit distributions	(62,219)	(62,227)	(62,231)
NET INCOME attributable to Class A unitholders	$916,607	$9,020	$46,624

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$4.39	$0.03	$0.22
Weighted average units outstanding	205,697	204,981	205,105

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$4.21	$0.03	$0.22
Weighted average units outstanding	214,987	211,068	205,956
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Net income	$937,204	$20,116	$32,888
Other comprehensive (loss) income:
Other comprehensive loss of nonconsolidated subsidiaries	(10,386)	(6,992)	(8,286)
Change in fair value of consolidated interest rate hedges and other	(53,452)	947	(112,051)
Comprehensive income (loss)	873,366	14,071	(87,449)
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	42,658	49,043	79,686
Comprehensive income (loss) attributable to Vornado Realty L.P.	$916,024	$63,114	$(7,763)
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado Realty L.P.	—	—	—	—	978,826	—	—	978,826
Net income attributable to redeemable partnership units	—	—	—	—	(73,871)	—	—	(73,871)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(12,768)	(12,768)
Distributions to Vornado ($0.74 per unit)	—	—	—	—	(141,277)	—	—	(141,277)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(62,104)	—	—	(62,104)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	1,280	51,952	—	—	—	51,952
Under Vornado's employees' share option plan	—	—	1	42	—	—	—	42
Conversion of Series A preferred units to common shares	(1)	(19)	—	19	—	—	—	—
Contributions	—	—	—	—	—	—	10,138	10,138
Distributions	—	—	—	—	—	—	(5,339)	(5,339)
Repurchase of Class A units owned by Vornado	—	—	(1,462)	(58)	(50,932)	—	—	(50,990)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(10,386)	—	(10,386)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(53,452)	—	(53,452)
Redeemable Class A unit measurement adjustment	—	—	—	183,608	—	(30)	—	183,578
Other comprehensive loss attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	5,126	—	5,126
Consolidated subsidiaries	—	—	—	—	—	1,037	(1,037)	—
Other	—	—	—	—	4	—	(118)	(114)
Balance as of December 31, 2025	48,788	$1,182,345	190,666	$8,295,990	$(3,491,603)	$(5)	$169,845	$6,156,572
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
Net income attributable to Vornado Realty L.P.	—	—	—	—	71,247	—	—	71,247
Net income attributable to redeemable partnership units	—	—	—	—	(860)	—	—	(860)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(19,964)	(19,964)
Distributions to Vornado ($0.74 per unit)	—	—	—	—	(141,103)	—	—	(141,103)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(62,112)	—	—	(62,112)
Class A units redeemed for common shares	—	—	449	15,912	—	—	—	15,912
Conversion of Series A preferred units to common shares	(4)	(95)	7	95	—	—	—	—
Contributions	—	—	—	—	—	—	1,961	1,961
Distributions	—	—	—	—	—	—	(1,339)	(1,339)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(6,992)	—	(6,992)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	947	—	947
Redeemable Class A unit measurement adjustment	—	—	—	(226,612)	—	26	—	(226,586)
Other comprehensive loss (income) attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	693	—	693
Consolidated subsidiaries	—	—	—	—	—	(2,087)	2,087	—
Other	—	—	—	147	(26)	(2)	2	121
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amounts)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2022	48,793	$1,182,459	191,867	$8,376,882	$(3,894,580)	$174,967	$236,652	$6,076,380
Net income attributable to Vornado Realty L.P.	—	—	—	—	108,855	—	—	108,855
Net income attributable to redeemable partnership units	—	—	—	—	(3,361)	—	—	(3,361)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(36,582)	(36,582)
Distributions to Vornado ($0.675 per unit)	—	—	—	—	(129,066)	—	—	(129,066)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(62,116)	—	—	(62,116)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	539	8,489	—	—	—	8,489
Under Vornado's dividend reinvestment plan	—	—	11	146	—	—	—	146
Contributions	—	—	—	—	—	—	24,033	24,033
Distributions	—	—	—	—	—	—	(21,526)	(21,526)
Deferred compensation units and options	—	—	(2)	321	(25)	—	—	296
Repurchase of Class A units owned by Vornado	—	—	(2,024)	(81)	(29,102)	—	—	(29,183)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(8,286)	—	(8,286)
Change in fair value of interest rate swaps and other	—	—	—	—	—	(112,051)	—	(112,051)
Unearned 2020 Out-Performance Plan and 2019 Performance AO LTIP awards	—	—	—	20,668	—	—	—	20,668
Redeemable Class A unit measurement adjustment	—	—	—	(135,540)	—	(2,574)	—	(138,114)
Other comprehensive income attributable to noncontrolling interests in:
Redeemable partnership units	—	—	—	—	—	9,340	—	9,340
Consolidated subsidiaries	—	—	—	—	—	3,719	(3,719)	—
Deconsolidation of partially owned entity	—	—	—	—	—	—	(2,636)	(2,636)
Balance as of December 31, 2023	48,793	$1,182,459	190,391	$8,270,885	$(4,009,395)	$65,115	$196,222	$5,705,286
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$937,204	$20,116	$32,888
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid lease payment (net of initial direct costs)	901,409	—	—
Gain on sales-type lease	(803,248)	—	—
Depreciation and amortization (including amortization of deferred financing costs)	481,456	469,423	457,574
Equity in net income of partially owned entities	(141,310)	(112,464)	(38,689)
Distributions of income from partially owned entities	114,754	142,880	172,873
Straight-lining of rents	(71,960)	(5,086)	(8,808)
Net gains on disposition of wholly owned and partially owned assets	(35,291)	(16,048)	(71,199)
Stock-based compensation expense	25,479	30,172	43,201
Amortization of interest rate cap premiums	23,466	41,745	10,989
Change in deferred tax liability	3,530	13,008	17,020
Amortization of below-market leases, net	(383)	(3,035)	(5,268)
Real estate impairment losses	—	—	45,007
Credit losses on investments	—	—	8,269
Net realized and unrealized gain on real estate fund investments	—	—	(1,861)
Return of capital from real estate fund investments	—	—	1,861
Other non-cash adjustments	4,510	13,995	9,874
Changes in operating assets and liabilities:
Tenant and other receivables	(18,787)	4,704	9,379
Prepaid assets	8,644	(8,346)	(12,854)
Other assets	(133,058)	(74,420)	(79,110)
Lease liabilities	(43,352)	16,900	17,582
Accounts payable and accrued expenses	6,277	(6,800)	10,723
Other liabilities	(955)	10,979	28,701
Net cash provided by operating activities	1,258,385	537,723	648,152

Cash Flows from Investing Activities:
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	749,000	—	—
Acquisitions of real estate and other	(296,681)	—	(33,145)
Additions to real estate	(268,258)	(222,739)	(211,899)
Development costs and construction in progress	(144,609)	(242,874)	(552,701)
Proceeds from sales of real estate and other	58,339	2,000	123,519
Distributions of capital from partially owned entities	50,927	—	18,869
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	37,374	31,605	24,484
Investments in partially owned entities	(35,585)	(115,357)	(57,297)
Investment in loan receivable	(35,000)	(50,000)	—
Proceeds from maturities of U.S. Treasury bills	—	—	468,598
Proceeds from repayment of participation in 150 West 34th Street mortgage loan	—	—	105,000
Deconsolidation of cash and restricted cash held by a previously consolidated entity	—	—	(14,216)
Net cash provided by (used in) investing activities	115,507	(597,365)	(128,788)
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,903,513)	$(97,439)	$(148,000)
Proceeds from borrowings	835,794	75,000	—
Distributions to Vornado	(141,277)	(141,103)	(129,066)
Distributions to preferred unitholders	(62,104)	(62,112)	(62,116)
Repurchase of Class A units owned by Vornado	(50,991)	—	(29,183)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(23,067)	(18,156)	(38,970)
Deferred financing costs	(7,478)	(13,870)	(4,424)
Contributions from noncontrolling interests in consolidated subsidiaries	6,712	5,300	132,701
Other financing activity, net	(41)	57	121
Net cash used in financing activities	(1,345,965)	(252,323)	(278,937)
Net increase (decrease) in cash and cash equivalents and restricted cash	27,927	(311,965)	240,427
Cash and cash equivalents and restricted cash at beginning of period	949,619	1,261,584	1,021,157
Cash and cash equivalents and restricted cash at end of period	$977,546	$949,619	$1,261,584

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$733,947	$997,002	$889,689
Restricted cash at beginning of period	215,672	264,582	131,468
Cash and cash equivalents and restricted cash at beginning of period	$949,619	$1,261,584	$1,021,157

Cash and cash equivalents at end of period	$840,850	$733,947	$997,002
Restricted cash at end of period	136,696	215,672	264,582
Cash and cash equivalents and restricted cash at end of period	$977,546	$949,619	$1,261,584

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$313,093	$322,774	$381,410
Cash payments for income taxes	$5,201	$7,608	$10,365

Non-Cash Information:
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real estate	$172,120	$—	$—
Receivable arising from the straight-lining of rents	26,362	—	—
Deferred leasing costs, net of accumulated amortization	60,308	—	—
Other	7,322	—	—
Redeemable Class A unit measurement adjustment	183,578	(226,586)	(138,114)
Write-off of fully depreciated assets	(115,939)	(122,548)	(82,343)
Change in fair value of consolidated interest rate hedges and other	(53,452)	947	(112,051)
Accrued capital expenditures included in accounts payable and accrued expenses	43,875	39,784	52,091
Reclassification of assets held for sale (included in "other assets")	3,044	15,279	—
Initial investment in Sunset Pier 94 Joint Venture upon contribution of leasehold interest	—	—	50,090
Decrease in assets and liabilities resulting from the deconsolidation of Pier 94:	—	—	—
Real estate	—	—	21,693
Right-of-use assets	—	—	7,081
Lease liabilities	—	—	(20,692)
See notes to consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 91.3% of the common limited partnership interest in the Operating Partnership as of December 31, 2025. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We currently own all or portions of:
New York:
•51 Manhattan operating properties consisting of:
•19.2 million square feet of office space in 26 of the properties;
•2.3 million square feet of street retail space in 45 of the properties;
•1,331 units in two Manhattan residential properties;
•Multiple development sites and redevelopment projects, including 350 Park Avenue, Sunset Pier 94 Studios, 623 Fifth Avenue, the Hotel Pennsylvania site (PENN 15) and other PENN District sites;
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
Recently Issued Accounting Literature
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this update effective December 15, 2025. The adoption of ASU 2023-09 did not have a material impact on our disclosures.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). This ASU amends the existing requirements to allow individual forecasted transactions to be hedged in a group if they have similar risk exposure and introduced an alternative model for the application of hedge accounting to cash flow hedges of forecasted interest payments on choose-your-rate ("CYR") debt instruments. Further, the ASU permits an entity to designate a variable price component of a forecasted purchase or sale of a nonfinancial asset if the component is clearly and closely related to the nonfinancial asset being purchased or sold. ASU 2025-09 is effective for all entities for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Revenue Recognition: Rental revenues include revenues from the leasing of space at our properties to tenants, trade shows, tenant services and parking garage revenues. Rental revenues from operating leases are recognized on a straight-line basis over the non-cancelable term of the lease, together with renewal options that are reasonably certain of being exercised. We commence revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The excess of rents recognized over amounts contractually due are included in “receivable arising from the straight-lining of rents” on the consolidated balance sheets. Recoveries from tenants, consisting of amounts due for common area maintenance, real estate taxes, insurance, and other recoverable costs, are generally recognized as rental revenue in the same period as the related expenses are incurred. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC Topic 842, Leases (“ASC 842”). We recognize amortization of acquired below-market leases as an increase to rental revenues and amortization of acquired above-market leases as a decrease to rental revenues over the term of the lease (see Note 8 - Identified Intangible Assets and Liabilities).
The Company provides its tenants with certain customary services at their request, such as sub-metered electric, service elevator, trash removal and other services. The revenues derived from these services are recognized in rental revenue as the services are transferred in accordance with ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”).
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
Revenues derived from the operations of our parking facilities, which charge hourly or monthly fees to provide parking services to customers, are recognized as the services are transferred in accordance with ASC 606. Revenues from the operation of trade shows at our properties, primarily derived from booth rentals, are recognized when the trade show booths are made available for use by the exhibitors in accordance with ASC 842.
We classify revenues derived from management, leasing and other contractual agreements (including BMS cleaning, engineering and security services) with third parties or with partially owned entities as “fee and other income” and recognize revenue as the services are transferred in accordance with ASC 606.
We have one lease arrangement classified as a sales-type lease under ASC 842. For sales-type leases, we record a net investment in the lease which is measured as the present value of the fixed and determinable lease payments over the lease term, including the unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Interest income is measured using the rate implicit in the lease over the lease term to produce a constant periodic rate of return on the net investment in the lease. Sales-type lease income is recorded in “rental revenues” on the consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Income Taxes: Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its REIT taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2025, were characterized, for federal income tax purposes, as 40.6% ordinary income under Section 199A of the Internal Revenue Code, 45.9% long-term capital gain and 13.5% qualified dividend income (taxed as long-term capital gain). Dividends distributed for the years ended December 31, 2024 and 2023 were characterized, for federal income tax purposes, as ordinary income under Section 199A of the Internal Revenue Code.
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
As of December 31, 2025 and 2024, our taxable REIT subsidiaries had deferred tax assets, net of valuation allowances, of $3,385,000 and $6,142,000, respectively, which are included in “other assets” on our consolidated balance sheets. As of December 31, 2025 and 2024, our taxable REIT subsidiaries had deferred tax liabilities of $88,153,000 and $84,877,000, respectively, which are included in "other liabilities" on our consolidated balance sheets. The deferred tax assets relate to net operating loss carry forwards and temporary differences between the book and tax basis of our assets. The deferred tax liabilities relate to temporary differences between the book and tax basis of our assets.
As of December 31, 2025, our taxable REIT subsidiaries have an estimated $193,000,000 of federal net operating loss ("NOL") carryforwards and $232,000,000 of state and local NOL carryforwards, which are reduced by valuation allowances of $184,000,000 for federal NOL carryforwards and $232,000,000 for state and local NOL carryforwards. The NOL carryforwards are subject to certain limitations.
For the year ended December 31, 2025, we recognized $13,509,000 of income tax expense based on an effective tax rate of approximately 1.4%. For the years ended December 31, 2024 and 2023, we recognized $22,729,000 and $29,222,000, respectively of income tax expense, based on effective tax rates of approximately 53.0% and 47.0%, respectively. Income tax expense recorded in each of the years primarily relates to our consolidated taxable REIT subsidiaries, and certain state, local, and franchise taxes. The year ended December 31, 2025 included $13,176,000 of income tax expense resulting from book to tax differences (primarily straight-line rent adjustments and depreciation) on our investment in The Farley Building and $4,051,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2024 included $14,353,000 of income tax expense resulting from book to tax differences (primarily straight-line rent adjustments and depreciation) on our investment in The Farley Building and $2,106,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2023 included $11,722,000 of income tax expense resulting from book to tax differences on our investment in The Farley Building and $2,168,000 of income tax expense recognized on the sale of 220 CPS condominium units. The Company has no uncertain tax positions recognized as of December 31, 2025 and 2024.
The Operating Partnership’s partners are required to report their respective share of taxable income on their individual tax returns.
The estimated taxable income attributable to Vornado common shareholders (unaudited) for the years ended December 31, 2025, 2024 and 2023 was approximately $141,029,000, $145,630,000, and $102,903,000, respectively. The book to tax differences between net income and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gain or loss from the sale of real estate and other capital transactions, impairment losses, straight-line rent adjustments, stock compensation expense and repairs expense related to the tangible property regulations.
 The net basis of Vornado’s assets and liabilities for tax reporting purposes is approximately $1.6 billion lower than the amounts reported in Vornado’s consolidated balance sheet as of December 31, 2025.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the years ended December 31, 2025, 2024 and 2023 is set forth in Note 23 - Segment Information.

(Amounts in thousands)	For the Year Ended December 31, 2025
	Total	New York	Other
Property rentals	$1,464,053	$1,188,892	$275,161
Trade shows	21,997	—	21,997
Sales type lease income(1)	6,634	6,634	—
Lease revenues(2)	1,492,684	1,195,526	297,158
Tenant services	45,237	31,839	13,398
Parking revenues	20,320	15,945	4,375
Rental revenues	1,558,241	1,243,310	314,931
BMS cleaning fees	157,686	166,526	(8,840)	(3)
Management and leasing fees	11,564	12,157	(593)
Other income	82,934	54,529	28,405
Fee and other income	252,184	233,212	18,972
Total revenues	$1,810,425	$1,476,522	$333,903

(Amounts in thousands)	For the Year Ended December 31, 2024
	Total	New York	Other
Property rentals	$1,486,503	$1,215,854	$270,649
Trade shows	21,541	—	21,541
Lease revenues(2)	1,508,044	1,215,854	292,190
Tenant services	41,549	29,344	12,205
Parking revenues	19,213	15,228	3,985
Rental revenues	1,568,806	1,260,426	308,380
BMS cleaning fees	149,225	159,903	(10,678)	(3)
Management and leasing fees	14,680	15,443	(763)
Other income	54,975	36,225	18,750
Fee and other income	218,880	211,571	7,309
Total revenues	$1,787,686	$1,471,997	$315,689
____________________
See notes on following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Revenue Recognition - continued

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Property rentals	$1,523,890	$1,222,229	$301,661
Trade shows	20,781	—	20,781
Lease revenues(2)	1,544,671	1,222,229	322,442
Tenant services	42,460	31,086	11,374
Parking revenues	20,355	16,502	3,853
Rental revenues	1,607,486	1,269,817	337,669
BMS cleaning fees	141,937	151,608	(9,671)	(3)
Management and leasing fees	13,040	13,619	(579)
Other income	48,700	17,114	31,586
Fee and other income	203,677	182,341	21,336
Total revenues	$1,811,163	$1,452,158	$359,005
________________________________________
(1)See Note 5 - 770 Broadway for details.
(2)The components of lease revenues were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Fixed billings	$1,367,177	$1,355,033	$1,394,626
Variable billings	118,873	153,011	150,045
Total contractual operating lease billings	1,486,050	1,508,044	1,544,671
Sales-type lease income	6,634	—	—
Lease revenues	$1,492,684	$1,508,044	$1,544,671
(3)Represents the elimination of BMS cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of December 31, 2025, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
As of December 31, 2025, we own $1.079 billion aggregate liquidation preference of preferred equity interests in certain of the properties, which had been reduced from $1.828 billion as of December 31, 2024, following the partial redemptions discussed below. The preferred equity has an annual coupon of 4.75% through April 2029, and will then be based on a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of December 31, 2025, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $709,414,000, the basis difference primarily resulting from the non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Retail Services LLC, and exclusively provide leasing services for the office space. We recognized property management fee income, included in "fee and other income" on our consolidated statements of income, of $3,538,000, $4,276,000 and $4,587,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
Wholly owned subsidiaries of Vornado provide cleaning, security and engineering services at certain Properties. We recognized income for these services, included in "fee and other income" on our consolidated statements of income, of $4,567,000, $4,624,000 and $4,499,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
On April 14, 2025, the Fifth Avenue and Times Square JV completed a $450,000,000 financing of 1535 Broadway. The interest-only non-recourse loan bears interest at a fixed rate of 6.90% and matures in May 2030. After transaction costs and reserves, $407,000,000 of the net proceeds from the financing were used to partially redeem Vornado’s preferred equity on the asset.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Investments in Partially Owned Entities – continued
Alexander’s, Inc
As of December 31, 2025, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of December 31, 2025 and 2024, Alexander’s owed us an aggregate of $134,000 and $1,159,000, respectively, pursuant to such agreements.
As of December 31, 2025, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s December 31, 2025 closing share price of $217.94, was $360,488,000, or $313,212,000 in excess of the carrying amount on our consolidated balance sheet. As of December 31, 2025, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $29,054,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $387,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. In addition, we are entitled to a development fee of 6% of development costs, as defined.
We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third party real estate brokers are used, Alexander’s is directly responsible for any third-party lease commissions and, in such circumstances, our fee is one-third of the applicable third-party lease commissions.
Wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties. During the years ended December 31, 2025, 2024 and 2023, we recognized $3,849,000, $4,611,000 and $4,629,000 of income, respectively, for these.
On December 5, 2025, Alexander’s completed a $175,000,000 refinancing of Rego Park II shopping center, located in Queens, New York. The five-year interest-only loan matures in December 2030 and bears interest at a rate of SOFR plus 2.00%. Alexander’s paid down by $23,544,000 the prior $198,544,000 loan that bore interest at a rate of SOFR plus 1.45% and was scheduled to mature in December 2025.
On December 23, 2025, Alexander’s entered into an agreement to restructure the $300,000,000 mortgage loan on the retail condominium portion of 731 Lexington Avenue, which previously bore interest at SOFR plus 1.51%. The restructured loan was split into (i) a $132,500,000 senior A-Note that was purchased by a wholly owned subsidiary of Alexander’s, which bears interest at a fixed rate of 7.00% and (ii) a $167,500,000 junior C-Note held by the lenders of the original loan, which accrues PIK interest at 4.55%. In addition, Alexander’s has the right to fund operating shortfalls, interest on the A-Note and capital for re-leasing at the property through a B-Note, which will be junior to the A-Note and senior to the C-Note. The B-Note bears interest at a fixed rate of 13.50%, except for loan amounts above $65,000,000 used to pay interest on the A-Note, which will bear interest at a fixed rate of 7.00%. The restructured loan matures in December 2035.
Independence Plaza
On June 5, 2025, a joint venture, in which we have a 50.1% interest, completed a $675,000,000 refinancing of Independence Plaza, a 1,328 unit residential complex in the Tribeca submarket of Manhattan. The interest-only non-recourse loan bears interest at a fixed rate of 5.84% and matures in June 2030. The loan replaced the previous $675,000,000 loan that was scheduled to mature in July 2025 and bore interest at 4.25%.
49 West 57th Street
On June 26, 2025, a joint venture, in which we own a 50.0% interest, completed the sale of the 49 West 57th Street commercial condominium. We received net proceeds of $8,650,000 and recognized a financial statement net gain of $2,527,000 which is included in "income from partially owned entities" on our consolidated statements of income.
512 West 22nd Street
On August 14, 2025, a joint venture, in which we own a 55.0% interest, completed the sale of 512 West 22nd Street, a 173,000 square foot office building, for $205,000,000. The joint venture used a portion of the proceeds to repay the $122,930,000 mortgage loan encumbering the property. We received net proceeds of $37,900,000 and recognized a financial statement net gain of $11,002,000, which is included in “income from partially owned entities” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Investments in Partially Owned Entities – continued
650 Madison Avenue
In October 2025, a joint venture, in which we own a 22.2% interest, received a notice of default (the “Notice”) on the $800,000,000 non-recourse mortgage loan secured by 650 Madison Avenue, a 601,000 square foot Manhattan office and retail building. The Notice asserts that the joint venture is in default under the loan agreement due to its failure to pay the full interest and reserve amounts due and owing under the loan agreement and that the joint venture’s obligations became immediately due and payable. In November 2025, the joint venture cured the default and the loan is currently in good standing.
As previously announced in the fourth quarter of 2022, we wrote off our entire investment in 650 Madison Avenue and accordingly carry this investment at zero on our balance sheet and no longer record our share of net income (loss) from this investment.
Below is a schedule of our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2025	Balance as of December 31,
		2025	2024
Investments:
Fifth Avenue and Times Square JV (see page 87 for details)	51.5%	$1,538,141	$2,235,546
Partially owned office buildings/land(1)	Various	148,958	186,190
Alexander’s (see page 88 for details)	32.4%	47,276	68,492
Other equity method investments(2)	Various	206,903	201,250
		$1,941,278	$2,691,478
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(65,726)	$(70,552)
85 Tenth Avenue	49.9%	(25,198)	(18,978)
		$(90,924)	$(89,530)
_________________________________________________________________________________________
(1)Includes interests in 280 Park Avenue, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2025	For the Year Ended December 31,
		2025	2024	2023
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 87 for details):
Equity in net income	51.5%	$14,716	$43,451	$35,209
Return on preferred equity, net of our share of the expense		27,528	40,668	37,416
Net gain on sale		76,162	—	—
		118,406	84,119	72,625

Alexander's (see page 88 for details):
Equity in net income	32.4%	8,915	13,813	15,441
Management, leasing and development fees		5,717	5,263	5,238
Net gain on sale of land		—	—	16,396
		14,632	19,076	37,075

Partially owned office buildings(1)(2)	Various	(2,705)	(839)	(73,589)

Other equity method investments(3)	Various	10,977	10,108	2,578

		$141,310	$112,464	$38,689
________________________________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 512 West 22nd Street (sold on August 14, 2025), 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)2025 includes the $11,002 gain associated with the sale of 512 West 22nd Street (see page 88 for details) and 2024 includes our $31,215 share of the debt extinguishment gain from the repayment of the 280 Park Avenue mezzanine loan.
(3)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Investments in Partially Owned Entities – continued
Below is a summary of the debt of our partially owned entities.

(Amounts in thousands)	Percentage Ownership as of December 31, 2025	Maturity(1)	Weighted Average Interest Rate as of December 31, 2025(2)	100% Partially Owned Entities’ Debt(3) as of December 31,
				2025	2024
Mortgages Payable:
Partially owned office buildings(4)(5)	Various	2026-2028	5.15%	$2,221,500	$3,146,918
Alexander's	32.4%	2027-2035	4.82%	836,691	996,544
Fifth Avenue and Times Square JV	51.5%	2028-2030	6.73%	1,195,708	753,194
Other(6)	Various	2026-2032	6.31%	1,417,019	1,311,662
________________________________________
(1)Assumes the exercise of as-of-right extension options.
(2)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.
(3)The Operating Partnership guarantees $303,000 of debt, primarily comprised of the $300,000 mortgage loan on 7 West 34th Street. Upon the refinancing in January 2026, the payment guarantee for the mortgage loan secured by 7 West 34th Street was extinguished.
(4)Includes interests in 280 Park Avenue, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(5)Excludes our 22.2% share of the $800,000 650 Madison mortgage loan. We wrote-off our entire investment in 650 Madison in 2022 and no longer record our share of net income (loss) for this investment. See page 89 for further details.
(6)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,478,544,000 and $2,477,701,000 as of December 31, 2025 and 2024, respectively.
Summary of Condensed Combined Financial Information
The following is a summary of condensed combined financial information for all of our partially owned entities.

(Amounts in thousands)	As of December 31,
	2025	2024
Balance Sheet:
Assets	$10,575,000	$11,296,000
Liabilities	7,268,000	7,073,000
Noncontrolling interests	1,151,000	1,905,000
Equity	2,156,000	2,318,000

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Income Statement:
Total revenue	$1,073,000	$1,119,000	$1,132,000
Net income	5,000	33,000	34,000
Net loss attributable to the entities	(49,000)	(49,000)	(40,000)
5. 770 Broadway
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. 770 Broadway - continued
As of December 31, 2025, our net investment in lease was $166,024,000. Future minimum lease payments to be received as of December 31, 2025 are as follows:

(Amounts in thousands)	As of December 31, 2025
2026	$9,281
2027	9,281
2028	9,281
2029	9,281
2030	9,281
Thereafter	597,194
Total minimum lease payments	643,599
Amount representing interest	(493,737)
Sales-type lease receivable	149,862
Asset unguaranteed residual value	16,162
Net investment in lease	$166,024
6. Acquisitions
Investment in Loan
On July 24, 2025, we purchased the $35,000,000 A-Note secured by 3 East 54th Street at par plus accrued interest. The A-Note accrues interest at 4.89% plus 4.00% default interest. The A-Note was recorded to “other assets” on our consolidated balance sheets. We previously acquired the $50,000,000 B-Note secured by the property in August 2024. The A-Note and B-Note were in default. On January 7, 2026, we closed on the acquisition of the property for $141,000,000. The $107,000,000 loan balance, including default interest and advances, was credited towards the purchase price. See Note 24 - Subsequent Events for further details.
623 Fifth Avenue
On September 4, 2025, we purchased the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building for $218,000,000, which is included in “Development costs and construction in progress” on our consolidated balance sheets. At closing, we borrowed $145,420,000 under our revolving credit facility to partially finance the acquisition. We are redeveloping the asset into a premier, boutique office building.
7.    Dispositions
220 Central Park South
During the year ended December 31, 2025, we closed on the sale of three condominium units and ancillary amenities at 220 CPS for net proceeds of $37,374,000, resulting in a financial statement net gain of $21,080,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $4,051,000 of income tax expense was recognized on our consolidated statements of income. One unit remains unsold, with a carrying value of $5,483,000 which is included in “other assets” on our consolidated balance sheets.
Canal Street Condominium Units
During the year ended December 31, 2025, we closed on the sale of eight residential and two retail condominium units at 304-306 Canal Street and 334 Canal Street for net proceeds of $32,613,000, resulting in a financial statement net gain of $14,211,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. All units have been sold.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of December 31,
	2025	2024
Identified intangible assets:
Gross amount	$192,555	$193,217
Accumulated amortization	(81,962)	(75,002)
Total, net	$110,593	$118,215
Identified intangible liabilities (included in deferred revenue):
Gross amount	$134,499	$134,499
Accumulated amortization	(113,271)	(110,982)
Total, net	$21,228	$23,517
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $383,000, $3,035,000 and $5,268,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2026 is below:

(Amounts in thousands)
2026	$292
2027	(247)
2028	(149)
2029	(119)
2030	(539)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $5,718,000, $6,930,000 and $8,342,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2026 is below:

(Amounts in thousands)
2026	$5,615
2027	5,308
2028	4,175
2029	3,660
2030	3,657

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
4 Union Square South
On August 12, 2025, we completed a $120,000,000 refinancing of 4 Union Square South, a 204,000 square foot Manhattan retail property. The ten-year interest-only loan matures in September 2035 and has a fixed rate of 5.64%. The loan replaced the previous $120,000,000 loan that bore interest at SOFR plus 1.50% and was scheduled to mature in August 2025.
888 Seventh Avenue
On December 10, 2025, the $244,543,000 non-recourse mortgage loan on 888 Seventh Avenue matured and was not repaid, at which time the lenders declared an event of default. The loan currently bears interest at a rate of SOFR plus 1.80% and provides for additional default interest of 3.00%. The default interest was waived for a ninety-day period. We have executed a term sheet with the lenders pursuant to which the lenders will forebear from exercising their remedies and will waive default interest until February 2027, subject to certain conditions. There can be no assurance that the forbearance agreement will be completed.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of December 31, 2025(1)		Balance as of December 31,
			2025	2024
Mortgages Payable:
Fixed rate(2)	5.05%		$3,415,000	$4,591,400
Variable rate(3)	5.70%	(4)	1,529,037	1,115,776
Total	5.25%		4,944,037	5,707,176
Deferred financing costs, net and other			(23,368)	(31,162)
Total, net			$4,920,669	$5,676,014
Unsecured Debt:
Senior unsecured notes	2.73%		$750,000	$1,200,000
Deferred financing costs, net and other			(2,798)	(4,086)
Senior unsecured notes, net			747,202	1,195,914

Unsecured term loan	4.27%		800,000	800,000
Deferred financing costs, net and other			(2,663)	(4,052)
Unsecured term loan, net			797,337	795,948

Unsecured revolving credit facilities	4.05%		720,420	575,000

Total, net			$2,264,959	$2,566,862
________________________________________
(1)Represents the interest rate in effect as of period end based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable. See Note 15 - Fair Value Measurements for further information on our consolidated hedging instruments.
(2)Includes variable rate mortgages with interest rates fixed by interest rate swap arrangements.
(3)Includes variable rate mortgages subject to interest rate cap arrangements. As of December 31, 2025, $1,210,000 of our variable rate debt was subject to interest rate cap arrangements. The interest rate cap arrangements have a weighted average strike rate of 4.47% and a weighted average remaining term of eight months.
(4)Includes additional 3.00% default interest on the 606 Broadway mortgage loan.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Debt – continued
The net carrying amount of properties collateralizing the above indebtedness amounted to $6.0 billion as of December 31, 2025.
As of December 31, 2025, the principal maturities of mortgages payable and unsecured debt, including as-of-right extension options, for the next five years and thereafter are presented below. The below excludes the $74,494,000 mortgage loan on 606 Broadway and the $244,543,000 mortgage loan on 888 Seventh Avenue which are in maturity default.

(Amounts in thousands)	Mortgages Payable	Unsecured Debt
Year Ended December 31,
2026(1)	$525,000	$400,000
2027	880,000	1,520,420	(2)
2028	2,300,000	—
2029	—	—
2030	450,000	—
Thereafter	470,000	350,000
________________________________________
(1)In January 2026, we (i) completed a public offering of $500,000 senior unsecured notes, which will partially be used to repay our $400,000 unsecured notes due June 2026 and (ii) refinanced the $525,000 One Park Avenue loan. See Note 24 - Subsequent Events for further details.
(2)On January 7, 2026, we completed a refinancing of our $1,250,000 unsecured revolving credit facility ($720,420 drawn as of December 31, 2025) and our $800,000 unsecured term loan. See Note 24 - Subsequent Events for further details.
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
Below are the details of redeemable noncontrolling partnership units.

(Amounts in thousands, except units and per unit amounts)	Balance as of December 31,				Units Outstanding as of December 31,		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate
Unit Series	2025		2024		2025	2024
Common:
Class A units held by third parties	$554,136	(1)	$708,408	(1)	16,650,713	16,850,803	n/a	$0.74

Perpetual Preferred/Redeemable Preferred:
3.25% D-17 Cumulative Redeemable(2)	$3,535		$3,535		141,400	141,400	$25.00	$0.8125
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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
Beginning balance	$711,943	$483,786
Net income	73,871	860
Other comprehensive loss	(5,126)	(693)
Distributions	(12,893)	(12,698)
Redemption of Class A units for Vornado common shares, at redemption value	(51,952)	(15,912)
Redeemable Class A unit measurement adjustment	(183,578)	226,586
Other, net	25,406	30,014
Ending balance	$557,671	$711,943

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Partnership Units - continued
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of "other liabilities" on our consolidated balance sheets and aggregated $49,465,000 and $49,684,000 as of December 31, 2025 and 2024, respectively. Changes in the value from period-to-period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest, developed and owns the Farley Building. As of December 31, 2025, a historic tax credit investor (the "Tax Credit Investor") has funded $209,661,000 of capital contributions to the Farley Building development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Building at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period-to-period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the years ended December 31, 2025 and 2024.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
Beginning balance	$122,715	$154,662
Net loss	(28,854)	(31,167)
Distributions	(4,835)	(4,119)
Contributions	1,254	3,339
Ending balance	$90,280	$122,715
11.     Shareholders' Equity/Partners' Capital
Common Shares (Vornado Realty Trust)
As of December 31, 2025, there were 190,666,367 common shares outstanding. During 2025, we paid an aggregate of $141,277,000 of common dividends at an annual rate of $0.74 per share.
Class A Units (Vornado Realty L.P.)
As of December 31, 2025, there were 190,666,367 Class A units outstanding that were held by Vornado. These units are classified as “partners’ capital” on the consolidated balance sheets of the Operating Partnership. As of December 31, 2025, there were 16,650,713 Class A units outstanding, that were held by third parties. These units are classified outside of “partners’ capital” as “redeemable partnership units” on the consolidated balance sheets of the Operating Partnership (see Note 10 – Redeemable Noncontrolling Interests). During 2025, the Operating Partnership paid an aggregate of $141,277,000 of distributions to Vornado at an annual rate of $0.74 per unit.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Shareholders' Equity/Partners' Capital
Share Repurchase Program - continued
During the year ended December 31, 2025, Vornado repurchased 1,462,360 common shares for $50,962,000 at an average price per share of $34.85. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of December 31, 2025, $119,895,000 remained available for repurchases under a $200,000,000 share repurchase plan authorized by Vornado's Board of Trustees in 2023.
Preferred Shares/Units
The following table sets forth the details of our preferred shares of beneficial interest and the preferred units of the Operating Partnership outstanding as of December 31, 2025 and 2024. During 2025, we paid $62,104,000 in preferred dividends.

(Amounts in thousands, except share/unit and per share/per unit amounts)					Per Share/Unit
	Balance as of December 31,		Shares/Units Outstanding as of December 31,		Liquidation Preference	Annual Dividend/ Distribution(1)
Preferred Shares/Units	2025	2024	2025	2024
Convertible Preferred:
6.50% Series A: authorized 8,450 and 9,180 shares/units(2)	$806	$825	8,450	9,180	$50.00	$3.25
Cumulative Redeemable Preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	290,306	290,306	12,000,000	12,000,000	25.00	1.35
5.25% Series M: authorized 13,800,000 shares/units	308,946	308,946	12,780,000	12,780,000	25.00	1.3125
5.25% Series N: authorized 12,000,000 shares/units	291,134	291,134	12,000,000	12,000,000	25.00	1.3125
4.45% Series O: authorized 12,000,000 shares/units	291,153	291,153	12,000,000	12,000,000	25.00	1.1125
	$1,182,345	$1,182,364	48,788,450	$48,789,180
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
(3)Series L, Series M and Series N preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. Series O preferred shares/units are redeemable commencing September 2026 at a redemption price of $25.00 per share/unit.
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
Under the Plan, awards may be granted up to a maximum 10,800,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 21,600,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are securities that have a value equivalent to the underlying Vornado common share or Class A unit of the Operating Partnership, such as restricted Vornado common shares or LTIP Units. Vornado stock options, AO LTIP Units and Performance AO LTIP Units are Not Full Value Awards; these securities require the payment of an exercise price. As of December 31, 2025, Vornado had approximately 1,701,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.

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

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
LTIP Units	$12,090	$14,044	$22,179
Performance AO LTIP Units	11,103	12,774	11,426
LTPP Units	1,901	2,519	7,189
OPP Units	385	835	1,992
Vornado stock options	—	—	162
Vornado restricted stock	—	—	159
AO LTIP Units	—	—	94
	$25,479	$30,172	$43,201
Below is a summary of unrecognized stock-based compensation expense as of December 31, 2025.

(Amounts in thousands)	As of December 31, 2025	Weighted-Average Remaining Amortization Period
Performance AO LTIP Units	$13,124	1.4
LTIP Units	7,716	1.2
LTPP Units	660	1.0
	$21,500	1.3
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
In total, 653,779 units were earned under the 2023 LTPP plan which includes 437,642 units earned in February 2026. The units earned under the 2023 LTPP will vest 50% in January 2026 and 50% in January 2027. In total, 240,027 units were earned under the 2022 LTPP plan, which includes 168,371 units earned in February 2025. For the 2022 LTPP, 50% of the awards earned vested in January 2025 and the remaining 50% will vest in January 2026. In addition, the Chief Executive Officer is required to hold any earned and vested awards for three years following each such vesting date and all other award recipients are required to hold such awards for one year following each such vesting date. Dividends on awards granted under the LTPP accrue during the applicable performance period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.
There were no LTPP Units granted during the years ended December 31, 2025 and 2024. LTPP Units granted during the year ended December 31, 2023 had a grant date fair value of $9,491,000, of which $4,670,000 was immediately expensed on the respective grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).

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
Below is a summary of Vornado’s stock option activity for the year ended December 31, 2025.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2024	140,989	$64.61
Exercised	(1,154)	36.26
Expired	(15,230)	82.38
Outstanding as of December 31, 2025	124,605	$62.70	2.71
Options exercisable as of December 31, 2025	124,605	$62.70	2.71
There have been no Vornado stock options granted since 2020.
Cash received from Vornado stock option exercises for the year ended December 31, 2025 was $42,000. There were no Vornado stock options exercised during the years ended December 31, 2024 and 2023. The total intrinsic value of Vornado stock options exercised during the year ended December 31, 2025 was $6,000. As of December 31, 2025, the aggregate intrinsic value of outstanding and exercisable Vornado stock options was $0.
Performance AO LTIP Units
Performance AO LTIP Units are AO LTIP Units that require the achievement of certain performance conditions by a specified date or they are forfeited. If the performance conditions are met, once vested, the awards may be converted into Class A Operating Partnership units in the same manner as AO LTIP Units until ten years from the date of grant.
On June 29, 2023, the Committee granted Performance AO LTIP Units to a broad group of employees of the Company including its named executive officers. Each Performance AO LTIP Unit is potentially convertible into a number of Class A Units, determined by reference to the excess of the closing market price of Vornado common shares on the NYSE on the date of conversion over $16.68. During 2024, the performance conditions under the 2023 Performance AO LTIP plan were satisfied in full following a greater than 75% increase in the share price above the grant date share price. As of December 31, 2025, the aggregate intrinsic value of outstanding Performance AO LTIP Units was $240,472,000. The 2023 Performance AO LTIP units remain subject to time-based vesting requirements.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     Stock-based Compensation – continued
Performance AO LTIP Units - continued
Below is a summary of Performance AO LTIP Units activity for the year ended December 31, 2025.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2024	14,484,260	$16.68
Outstanding as of December 31, 2025	14,484,260	$16.68	7.50
Options exercisable as of December 31, 2025	—	$—	—
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
Below is a summary of AO LTIP Units activity for the year ended December 31, 2025.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2024	535,867	$59.52
Outstanding as of December 31, 2025	535,867	$59.52	3.26
Options exercisable as of December 31, 2025	535,867	$59.52	3.26
There were no AO LTIP Units granted since 2020. As of December 31, 2025, the aggregate intrinsic value of outstanding and exercisable AO LTIP Units was $0.
LTIP Units
LTIP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest over a period of three to four years, and are subject to a taxable book-up event, as defined. Compensation expense related to LTIP Units is recognized ratably over the vesting period using a graded vesting attribution model. Distributions paid on unvested LTIP Units amounted to $1,979,000, $2,160,000 and $1,302,000 in the years ended December 31, 2025, 2024 and 2023, respectively.
Below is a summary of restricted LTIP unit activity for the year ended December 31, 2025.

Unvested Units	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	2,919,095	$15.97
Granted	83,477	28.06
Vested	(328,481)	27.24
Unvested as of December 31, 2025	2,674,091	14.96
LTIP Units granted in 2025, 2024 and 2023 had a fair value of $2,342,000, $2,104,000 and $45,468,000, respectively. The fair value of LTIP Units that vested during the years ended December 31, 2025, 2024 and 2023 was $8,949,000, $10,707,000 and $37,198,000, respectively.

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

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Vornado	$904,955	$70,387	$105,494
Preferred share dividends	(62,104)	(62,112)	(62,116)
Net income attributable to common shareholders	842,851	8,275	43,378
Distributions and earnings allocated to unvested participating securities	—	—	(2)
Numerator for basic income per common share	842,851	8,275	43,376
Impact of assumed conversion of dilutive potential convertible securities	1,409	—	—
Numerator for diluted income per common share	$844,260	$8,275	$43,376

Denominator:
Denominator for basic income per common share - weighted average shares	191,759	190,539	191,005
Effect of dilutive securities(1):
Share-based awards	7,976	6,087	851
Convertible securities	1,314	—	—
Denominator for diluted income per common share - weighted average shares and assumed conversions	201,049	196,626	191,856

Income per common share:
Basic	$4.40	$0.04	$0.23
Diluted	$4.20	$0.04	$0.23
____________________
(1)For the year ended December 31, 2025, there were no antidilutive potential common shares. The calculation of diluted income per common share for the years ended December 31, 2024 and 2023 excluded weighted average potential common shares of 1,580, and 3,458, respectively, as their effect was antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Income Per Share and Per Class A Unit – continued
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

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Vornado Realty L.P.	$978,826	$71,247	$108,855
Preferred unit distributions	(62,219)	(62,227)	(62,231)
Net income attributable to Class A unitholders	916,607	9,020	46,624
Distributions and earnings allocated to participating securities	(13,265)	(1,964)	(1,323)
Numerator for basic income per Class A unit	903,342	7,056	45,301
Impact of assumed conversion of dilutive potential Class A units	1,409	—	—
Numerator for diluted income per Class A unit	$904,751	$7,056	$45,301

Denominator:
Denominator for basic income per Class A unit – weighted average units	205,697	204,981	205,105
Effect of dilutive securities(1):
Unit-based awards	7,976	6,087	851
Convertible securities	1,314	—	—
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	214,987	211,068	205,956

Income per Class A unit:
Basic	$4.39	$0.03	$0.22
Diluted	$4.21	$0.03	$0.22
____________________
(1)For the year ended December 31, 2025, there were no antidilutive potential Class A units. The calculation of diluted income per Class A unit for the years ended December 31, 2024 and 2023 excluded weighted average potential Class A units of 1,580, and 3,458, respectively, as their effect was antidilutive.
14.     Variable Interest Entities
Unconsolidated VIEs
As of December 31, 2025 and 2024, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 4 – Investments in Partially Owned Entities). As of December 31, 2025 and 2024, $264,336,000 and $261,443,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs was included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of December 31, 2025 and 2024, $107,166,000 and $52,530,000, respectively, was included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of December 31, 2025 and 2024 was $374,502,000 and $316,973,000, respectively.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Building and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of December 31, 2025, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,734,109,000 and $2,744,932,000 respectively. As of December 31, 2024, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,804,481,000 and $2,738,539,000, respectively.

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

(Amounts in thousands)	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($17,590 included in restricted cash and $96,188 in other assets)	$113,778	$73,192	$—	$40,586
Loans receivable (included in other assets)	107,166	—	—	107,166
Interest rate swaps and caps designated as a hedge (included in other assets)	13,985	—	13,985	—
Interest rate caps not designated as a hedge (included in other assets)	42	—	42	—
Total assets	$234,971	$73,192	$14,027	$147,752

Mandatorily redeemable instruments (included in other liabilities)	$49,465	$49,465	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	3,093	—	3,093	—
Total liabilities	$52,558	$49,465	$3,093	$—

(Amounts in thousands)	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($8,958 included in restricted cash and $105,622 in other assets)	$114,580	$70,025	$—	$44,555
Loans receivable (included in investments in partially owned entities)	85,319	—	—	85,319
Interest rate swaps and caps designated as a hedge (included in other assets)	88,982	—	88,982	—
Interest rate caps not designated as a hedge (included in other assets)	1,040	—	1,040	—
Total assets	$289,921	$70,025	$90,022	$129,874

Mandatorily redeemable instruments (included in other liabilities)	$49,684	$49,684	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	1,023	—	1,023	—
Interest rate caps not designated as a hedge (included in other liabilities)	1,040	—	1,040	—
Total liabilities	$51,747	$49,684	$2,063	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
Beginning balance	$44,555	$46,290
Purchases	2,126	1,718
Sales	(10,109)	(9,051)
Realized and unrealized losses	(1,407)	(2,282)
Other, net	5,421	7,880
Ending balance	$40,586	$44,555
Loans Receivable
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024
Beginning balance	$85,319	$32,984
Investment in loan receivable	35,000	50,000
Paydowns	(32,984)	(571)
Interest accrual	11,275	2,906
Funding	8,556	—
Ending balance(1)	$107,166	$85,319
____________________________
(1)Represents the 3 East 54th Street loan balance. On January 7, 2026, we closed on the acquisition of 3 East 54th Street and the loan balance was credited towards the purchase price. See Note - 24 Subsequent Events for further details.

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2025 and 2024, respectively.

(Amounts in thousands)	As of December 31, 2025							As of December 31, 2024
	Notional Amount		All-In Swapped Rate		Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset	Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	6.03%		05/26	$—	$1,160	$765	$—
Forward swap (effective 05/26)	840,000		5.56%	(2)	05/28	—	959	—	—
Unsecured term loan(3)	750,000		4.22%		(4)	3,522	—	16,217	—
Unsecured revolving credit facility	575,000		3.84%		08/27	5,208	—	18,510	—
One Park Avenue mortgage loan(3)	500,000	(5)	3.95%		07/27	4,189	—	15,243	—
100 West 33rd Street mortgage loan	480,000		5.26%		06/27	—	736	6,808	—
1290 Avenue of the Americas mortgage loan(6)	200,000		4.58%		09/27	1,047	—	5,249	—
435 Seventh Avenue mortgage loan	75,000		6.96%		04/26	—	238	—	741
PENN 11 mortgage loan(7)						—	—	17	282
4 Union Square South mortgage loan(8)						—	—	12	—
Interest rate caps:
Various mortgage loans						19	—	26,161	—
						$13,985	$3,093	$88,982	$1,023
________________________________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Reflects the May 2026 increase in variable rate spread to S+230. The variable rate spread will further increase to S+255 in May 2027.
(3)The $700,000 corporate-level interest rate swap previously allocated to the 770 Broadway mortgage loan (see Note 5 - 770 Broadway) has been reallocated and now hedges $500,000 of the One Park Avenue mortgage loan and $200,000 of the unsecured term loan. The December 31, 2024 fair value is presented based on the current period reallocation.
(4)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in February 2031 (see Note 24 - Subsequent Events). The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+125)
Through 10/26	$750,000	4.22%	$50,000
10/26 through 07/27	250,000	3.99%	550,000
07/27 through 08/27	50,000	3.99%	750,000
(5)The remaining $25,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.22% (4.97% as of December 31, 2025) and has a 4.39% SOFR strike rate cap.
(6)The $200,000 corporate level interest swap previously allocated to the 888 Seventh Avenue mortgage loan has been reallocated and now hedges the 1290 Avenue of the Americas mortgage loan. The remaining $750,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.62% (5.37% as of December 31, 2025) and has a 4.00% SOFR strike rate cap.
(7)In July 2025, we completed a $450,000 refinancing of PENN 11 at a fixed rate of 6.35% (See Note 9 - Debt).
(8)In August 2025, we completed a $120,000 refinancing of 4 Union Square South at a fixed rate of 5.64% (see Note 9 - Debt).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.     Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of December 31, 2025 and 2024.
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

(Amounts in thousands)	As of December 31, 2025			As of December 31, 2024
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$508,812		$509,000	$639,366		$639,000
Debt:
Mortgages payable	$4,944,037		$4,754,000	$5,707,176		$5,486,000
Senior unsecured notes	750,000		714,000	1,200,000		1,129,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	720,420		720,000	575,000		575,000
Total	$7,214,457	(1)	$6,988,000	$8,282,176	(1)	$7,990,000
________________________________________
(1)Excludes $28,829 and $39,300 of deferred financing costs, net and other as of December 31, 2025 and 2024, respectively.
16.    Transaction Related Costs, Impairment losses and Other
The following table sets forth the details of transaction related costs, impairment losses and other:

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Transaction related costs and other, net	$1,989	$5,242	$5,684
Real estate impairment losses	542	—	45,007
	$2,531	$5,242	$50,691
17.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Interest on cash and cash equivalents and restricted cash	$37,531	$42,571	$44,786
Interest on loans receivable	9,618	3,450	1,351
Income (loss) from real estate fund investments(1)	6,047	(47)	1,590
Change in fair value of marketable securities	1,917	—	—
Amortization of discount on investments in U.S. Treasury bills	—	—	3,829
Credit losses on investments	—	—	(8,269)
	$55,113	$45,974	$43,287
________________________________________
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.    Interest and Debt Expense
    The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$349,794	$377,813	$357,995
Capitalized interest and debt expense	(38,648)	(51,212)	(43,062)
Amortization of interest rate cap premiums	23,466	41,745	10,989
Amortization of deferred financing fees	19,256	21,923	23,301
	$353,868	$390,269	$349,223

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
As of December 31, 2025, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2025
For the year ended December 31,
2026	$1,247,189
2027	1,244,027
2028	1,250,190
2029	1,151,259
2030	1,054,372
Thereafter	8,022,048
For the year ended December 31, 2025, we had one lease obligation, as lessor, that is classified as a sales-type lease with an expiration date in 2095. See Note 5 - 770 Broadway for further details.
As lessee
We have a number of ground leases which are classified as operating leases. As of December 31, 2025, our ROU assets and lease liabilities were $671,308,000 and $699,640,000, respectively. As of December 31, 2024, our ROU assets and lease liabilities were $678,804,000 and $749,759,000, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.     Leases - continued
As lessee - continued
The following table sets forth information related to the measurement of our lease liabilities.

(Amounts in thousands)	For the Year Ended December 31,
	2025		2024	2023
Weighted average remaining lease term (in years)	46.7		47.2	47.9
Weighted average discount rate	5.60%		5.59%	5.59%
Cash paid for operating leases	$53,313	(1)	$22,466	$22,499
________________________________________
(1)Includes a 2025 payment of $19,236 for prior period PENN 1 ground rent owed based on the April 2025 rent reset determination. See below for further details.
We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. The following table sets forth the details of our rent expense.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Fixed rent expense	$48,148	$45,941	$46,538
Variable rent expense	(15,919)	14,573	14,679
Rent expense	$32,229	$60,514	$61,217
As of December 31, 2025, future lease payments due under operating ground leases were as follows:

(Amounts in thousands)	As of December 31, 2025
For the year ended December 31,
2026	$45,064
2027	46,273
2028	46,678
2029	47,107
2030	47,562
Thereafter	1,768,928
Total undiscounted cash flows	2,001,612
Present value discount	(1,301,972)
Lease liabilities	$699,640
PENN 1
Our future lease payments disclosed above include payments for our PENN 1 ground lease based on an amount estimated in January 2022, when we exercised the second of three 25-year renewal options. The ground lease is subject to fair market value resets at each 25-year renewal period. The first renewal period commenced June 2023 and, together with our second option exercise in January 2022, extends the lease term through June 2073. On April 22, 2025, an arbitration panel (the “Panel”) appointed to determine the ground rent payable for the 25-year period beginning June 17, 2023 determined that the annual rent payable will be $15,000,000 or $20,220,000, depending on the outcome of litigation described in the following paragraph. On July 21, 2025, the ground lessor filed a motion in New York County Supreme Court to vacate the Panel’s ground rent determination. On October 31, 2025, the court granted the ground lessor’s motion. We believe the decision is without merit and are appealing the court’s decision.
Further, litigation is currently pending between the parties in New York County Supreme Court regarding the existence of a sublease potentially affecting the value of the land parcel. The court denied our motion to dismiss that action and, in January 2026, the appellate court affirmed that decision. That sublease litigation is now continuing in front of the lower court. Under the Panel’s decision (assuming the aforementioned vacatur decision that we are appealing is reversed), if the fee owner prevails in a final judgment in that litigation, the annual rent for the 25-year term will be $20,220,000, retroactive to June 17, 2023. We are paying based on the $15,000,000 annual rent.
The Farley Building
The future lease payments detailed above exclude the ground and building lease at the Farley Building. The consolidated joint venture, in which we own a 95% controlling interest, has a 99-year triple-net lease with Empire State Development ("ESD") for 846,000 rentable square feet of commercial space at the property, comprised of approximately 730,000 square feet of office space and approximately 116,000 square feet of restaurant and retail space. Our lease of the commercial space at the property is accounted for as a “failed sale-leaseback” as a result of us being deemed the "accounting owner" during development of the property in accordance with ASC 842-40-55 and the lease subsequently meeting "finance lease" classification pursuant to ASC 842-40-25 upon substantial completion. The lease calls for annual rent payments and fixed payments in lieu of real estate taxes ("PILOT") through June 2030. Following the fixed PILOT payment period, the PILOT is calculated in a manner consistent with buildings subject to New York City real estate taxes and assessments. As of December 31, 2025, future rent and fixed PILOT payments are $508,983,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Multiemployer Benefit Plans
Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2025, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.
During the years ended December 31, 2025, 2024 and 2023, we contributed $9,653,000, $8,059,000 and $7,913,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2025, 2024 and 2023.
Multiemployer Health Plans
Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees. During the years ended December 31, 2025, 2024 and 2023, our subsidiaries contributed $34,880,000, $29,555,000 and $28,764,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.
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
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,424,264 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of December 31, 2025, the aggregate dollar amount of these guarantees is approximately $438,194,000, including the $300,000,000 payment guarantee for the mortgage loan secured by 7 West 34th Street, which was extinguished in January 2026 when the mortgage loan was refinanced, and partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.
As of December 31, 2025, $25,769,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for increased interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic Tax Credit Investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2025, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of December 31, 2025, we had construction commitments aggregating approximately $11,471,000.
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
Interstate Properties (“Interstate”)
Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, respectively, are Interstate’s two other general partners. As of December 31, 2025, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.0% of Alexander’s common stock.
We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are consistent with the market. We earned $200,000, $208,000, and $206,000 of management fees under the agreement for the years ended December 31, 2025, 2024 and 2023, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.     Related Party Transactions - continued
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
23. Segment Information
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
Below is a summary of financial information by segment for the years ended December 31, 2025, 2024 and 2023.

(Amounts in thousands)	For the Year Ended December 31, 2025
	Total	New York	Other
Total revenues	$1,810,425	$1,476,522	$333,903
Deduct: operating expenses(1)	(919,959)	(766,758)	(153,201)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(41,882)	(13,846)	(28,036)
Add: NOI from partially owned entities	263,315	253,504	9,811
NOI at share	$1,111,899	$949,422	$162,477

(Amounts in thousands)	For the Year Ended December 31, 2024
	Total	New York	Other
Total revenues	$1,787,686	$1,471,997	$315,689
Deduct: operating expenses(1)	(927,796)	(766,347)	(161,449)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(39,367)	(12,899)	(26,468)
Add: NOI from partially owned entities	279,229	269,159	10,070
NOI at share	$1,099,752	$961,910	$137,842

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Total revenues	$1,811,163	$1,452,158	$359,005
Deduct: operating expenses(1)	(905,158)	(733,478)	(171,680)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,553)	(15,547)	(33,006)
Add: NOI from partially owned entities	285,761	274,436	11,325
NOI at share	$1,143,213	$977,569	$165,644
__________________________________
(1) Includes various expenses associated with operating our properties, including but not limited to: real estate taxes, ground rent, insurance, and utilities. Our CODM is not regularly provided with significant expense categories and amounts included within net operating income at share.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23. Segment Information - continued
Below is a reconciliation of NOI at share to income before income taxes for the years ended December 31, 2025, 2024 and 2023.

(Amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
NOI at share	$1,111,899	$1,099,752	$1,143,213
NOI attributable to noncontrolling interests in consolidated subsidiaries	41,882	39,367	48,553
NOI from partially owned entities	(263,315)	(279,229)	(285,761)
Net gains on disposition of wholly owned and partially owned assets	35,291	16,048	71,199
Gain on sales-type lease	803,248	—	—
Interest and debt expense	(353,868)	(390,269)	(349,223)
Interest and other investment income, net	55,113	45,974	43,287
Income from partially owned entities	141,310	112,464	38,689
Transaction related costs, impairment losses and other	(2,531)	(5,242)	(50,691)
General and administrative expense	(156,115)	(148,520)	(162,883)
Depreciation and amortization expense	(462,201)	(447,500)	(434,273)
Income before income taxes	$950,713	$42,845	$62,110
24. Subsequent Events
3 East 54th Street
On January 7, 2026, we closed on the acquisition of 3 East 54th Street, a demolition-ready asset situated on 18,400 square feet of land, for $141,000,000. We acquired the mortgage on this property in two transactions in 2024 and 2025, and the loan balance has accrued to $107,000,000, including default interest and advances. In connection with the acquisition, the $107,000,000 loan balance was credited towards the purchase price.
3 East 54th Street is located between Fifth Avenue and Madison Avenue on 54th Street, adjacent to the St. Regis Hotel and our Upper Fifth Avenue retail properties. The land is zoned for approximately 232,500 buildable square feet as-of-right, and we intend to promptly demolish the existing buildings on the site.
2031 Revolving Credit Facility
On January 7, 2026, we completed a $1.105 billion refinancing of one of our two revolving credit facilities. On February 4, 2026, the facility was upsized to $1.130 billion. The $1.130 billion amended facility currently bears interest at a rate of SOFR plus 1.05% and is scheduled to mature in February 2031 (as fully extended). The facility fee is 25 basis points. The facility replaced the previous $1.25 billion revolving credit facility which was scheduled to mature in December 2027.
2029 Revolving Credit Facility
On January 7, 2026, we upsized our $915,000,000 revolving credit facility that matures in April 2029 (as fully extended) to $1.0 billion. The credit facility currently bears interest at a rate of SOFR plus 1.16% and has a facility fee of 0.24%.
Unsecured Term Loan
On January 7, 2026, we completed a refinancing of our unsecured term loan and upsized the loan amount to $850,000,000. The loan bears interest at SOFR plus 1.20% and matures in February 2031 (as fully extended). The loan replaced the previous $800,000,000 term loan which bore interest at SOFR plus 1.25% and was scheduled to mature in December 2027.
Senior Unsecured Notes Due 2033
On January 14, 2026, we completed a public offering of $500,000,000 5.75% senior unsecured notes due February 1, 2033 (“2033 Notes”). Interest on the senior unsecured notes is payable semi-annually on February 1 and August 1, commencing August 1, 2026. The 2033 Notes were sold at 99.824% of their face amount to yield 5.78%. A portion of the $494,000,000 net proceeds from the 2033 Notes will be used to repay our $400,000,000 senior unsecured notes due June 2026 at maturity.
7 West 34th Street
On January 23, 2026, a joint venture, in which we have a 53.0% interest, completed a $250,000,000 refinancing of 7 West 34th Street, a 477,000 square foot Manhattan office and retail building. The non-recourse, five-year interest only mortgage loan matures in February 2031 and has a fixed rate of 5.79%. The joint venture paid down by $50,000,000 the prior $300,000,000 full-recourse loan that bore interest at 3.65% and was scheduled to mature in June 2026. The loan was paid down using property-level reserves and a $25,000,000 member loan from Vornado which accrues interest at 16.00% and receives priority on cash flow distributions.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24. Subsequent Events - continued
825 Seventh Avenue Office Condominium
On January 26, 2026, a joint venture, in which we have a 50.0% interest, entered into a nine-month extension with the lenders on the $54,000,000 mortgage loan encumbering the office condominium of 825 Seventh Avenue and simultaneously paid down the principal balance by $6,000,000 to $48,000,000. The loan was previously scheduled to mature in January 2026. The non-recourse interest only loan bears interest at a rate of SOFR plus 2.75% and matures in October 2026, with a fifteen-month extension option subject to loan-to-value and debt yield requirements.
61 Ninth Avenue
On February 2, 2026, a joint venture, in which we have a 45.1% interest, entered into a seven-month extension with the lenders on the $167,500,000 mortgage loan encumbering 61 Ninth Avenue and simultaneously paid down the principal balance by $12,500,000 to $155,000,000. The loan was previously scheduled to mature in January 2026. The non-recourse interest only loan bears interest at a rate of SOFR plus 2.45% and matures in August 2026, with a three-month extension option subject to certain conditions.
One Park Avenue
On February 9, 2026, we completed a $525,000,000 refinancing of One Park Avenue, a 945,000 square foot Manhattan office building. The five-year interest-only loan matures in February 2031 and bears interest at a rate of SOFR plus 1.78%. The loan replaced the previous $525,000,000 loan that bore interest at SOFR plus 1.22% and was scheduled to mature in March 2026.

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
As of December 31, 2025, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of Vornado Realty Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 9, 2026, expressed an unqualified opinion on those financial statements.
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
February 9, 2026

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
As of December 31, 2025, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Partnership and our report dated February 9, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 9, 2026

ITEM 9B.     OTHER INFORMATION
During the three months ended December 31, 2025, none of our trustees or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to trustees of Vornado, the Operating Partnership’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of Vornado’s trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2025, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	84	Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman of the Board since May 2004.

Michael J. Franco	57	President and Chief Financial Officer since December 2020; President since April 2019; Executive Vice President - Chief Investment Officer from April 2015 to April 2019; Executive Vice President - Head of Acquisitions and Capital Markets from November 2010 to April 2015.

Haim Chera	56	Executive Vice President - Head of Retail since April 2019; Principal at Crown Acquisitions from January 2000 - April 2019.

Barry S. Langer	47	Executive Vice President - Development - Co-Head of Real Estate since April 2019; Executive Vice President - Head of Development from May 2015 to April 2019.

Glen J. Weiss	56	Executive Vice President - Office Leasing - Co-Head of Real Estate since April 2019; Executive Vice President - Office Leasing from May 2013 to April 2019.
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
Equity compensation plan information
The following table provides information as of December 31, 2025 regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	20,535,094	(1)	$18.57	1,700,765	(2)
Equity compensation plans not approved by security holders	592,870	(3)	N/A	—
Total	21,127,964		$18.57	1,700,765
________________________________________
(1)Includes shares/units of (i) 124,605 Vornado Stock Options, all of which are vested and exercisable, (ii) 535,867 Appreciation-Only Long-Term Incentive Plan ("AO LTIP") units, all of which are vested and exercisable, (iii) 14,484,260 Performance AO LTIP units, (iv) 3,668,912 restricted Operating Partnership units (994,821 of which are vested and exercisable), (v) 827,644 earned Out-Performance Plan units (413,819 of which are vested), (vi) 120,011 earned and vested Long-Term Performance Plan LTIP Units, (vii) 336,153 earned but unvested Long-Term Performance Plan LTIP Units and (viii) 437,642 unearned Long-Term Performance Plan LTIP Units. See Note 12 - Stock-based Compensation in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(2)Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants is approximately 3,401,530 shares.
(3)Includes (i) 54,558 restricted Operating Partnership units granted at a market price of $37.12 per unit to Vornado Trustees that are not executives of the Company as part of their 2025 annual Trustee fees (ii) 28,919 restricted Operating Partnership units granted at a market price of $34.58 per unit to Vornado consultants that are not executives of the Company for 2025 annual consulting fees, (iii) 89,790 restricted Operating Partnership units granted in 2024, (iv) 237,536 restricted Operating Partnership units granted in 2023, and (v) 182,067 restricted Operating Partnership units granted in 2022.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)		Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
			Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
New York

1290 Avenue of the Americas	$950,000		$518,244	$926,992	$370,950	$518,244	$1,297,942	$1,816,186	$553,859	1963	2007	(4)
One Park Avenue	525,000		197,057	369,016	18,465	197,057	387,481	584,538	47,331	1926	2021	(4)
350 Park Avenue	400,000		265,889	363,381	109,406	306,034	432,642	738,676	203,124	1960	2006	(4)
PENN 1	—		—	412,169	1,079,236	—	1,491,405	1,491,405	540,473	1972	1998	(4)
100 West 33rd Street	480,000		331,371	361,443	26,826	282,953	436,687	719,640	209,915	1911/2009	2007	(4)
150 West 34th Street	75,000		119,657	268,509	—	119,657	268,509	388,166	71,043	1900	2015	(4)
PENN 2	575,000	(5)	53,615	164,903	1,109,927	52,689	1,275,756	1,328,445	135,733	1968	1997	(4)
90 Park Avenue	—		8,000	175,890	205,287	8,000	381,177	389,177	235,908	1964	1997	(4)
770 Broadway	—		52,898	95,686	(126,396)	4,502	17,686	22,188	10,175	1907	1998	(4)
888 Seventh Avenue	244,543		—	117,269	176,739	—	294,008	294,008	190,015	1980	1998	(4)
PENN 11	450,000		40,333	85,259	151,331	40,333	236,590	276,923	131,628	1923	1997	(4)
909 Third Avenue	350,000		—	120,723	116,781	—	237,504	237,504	152,268	1969	1999	(4)
150 East 58th Street	—		39,303	80,216	67,955	39,303	148,171	187,474	88,012	1969	1998	(4)
595 Madison Avenue	—		62,731	62,888	88,633	62,731	151,521	214,252	75,329	1968	1999	(4)
330 West 34th Street	—		—	8,599	168,272	—	176,871	176,871	78,402	1925	1998	(4)
715 Lexington Avenue	—		—	26,903	21,178	30,086	17,995	48,081	4,981	1923	2001	(4)
4 Union Square South	120,000		24,079	55,220	16,237	24,079	71,457	95,536	35,413	1965/2004	1993	(4)
The Farley Building	—		—	476,235	972,618	—	1,448,853	1,448,853	210,961	1912	2018	(4)
260 Eleventh Avenue	—		—	80,482	8,262	—	88,744	88,744	22,655	1911	2015	(4)
606 Broadway	74,494		45,406	8,993	486	23,930	30,955	54,885	3,936		2016	(4)
435 Seventh Avenue	75,000		19,893	19,091	146	19,893	19,237	39,130	11,326	2002	1997	(4)
131-135 West 33rd Street	—		8,315	21,312	(55)	8,315	21,257	29,572	5,099		2016	(4)
1131 Third Avenue	—		7,844	7,844	5,588	7,844	13,432	21,276	4,030		1997	(4)
431 Seventh Avenue	—		16,700	2,751	300	16,700	3,051	19,751	1,423		2007	(4)
138-142 West 32nd Street	—		9,252	9,936	2,227	9,252	12,163	21,415	3,363	1920	2015	(4)
966 Third Avenue	—		8,869	3,631	—	8,869	3,631	12,500	1,119		2013	(4)
137 West 33rd Street	—		6,398	1,550	—	6,398	1,550	7,948	417	1932	2015	(4)
825 Seventh Avenue	—		1,483	697	4,318	1,483	5,015	6,498	1,801		1997	(4)
537 West 26th Street	—		10,370	17,632	16,260	26,631	17,631	44,262	3,579		2018	(4)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances(1)		Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction(3)	Date acquired	Life on which depreciation in latest income statement is computed
			Land	Buildings and improvements		Land	Buildings and improvements	Total(2)
New York - continued
339 Greenwich Street	$—		$2,622	$12,333	$(9,990)	$866	$4,099	$4,965	$573		2017	(4)
Hotel Pennsylvania site (PENN 15)	—		29,903	121,712	250,850	78,321	324,144	402,465	—	1919	1997	(4)
623 Fifth Avenue	145,420	(5)	—	—	226,030	—	226,030	226,030	—		2025	(4)
Other (Including Signage)	—		140,477	31,892	99,225	132,202	139,392	271,594	39,781			(4)
Total New York	4,464,457		2,020,709	4,511,157	5,177,092	2,026,372	9,682,586	11,708,958	3,073,672

Other
THE MART, Illinois	$—		$64,528	$319,146	$522,188	$64,535	$841,327	$905,862	$449,935	1930	1998	(4)
527 West Kinzie, Illinois	—		5,166	—	362	5,166	362	5,528	—		1998
Total THE MART	—		69,694	319,146	522,550	69,701	841,689	911,390	449,935

555 California Street, California	1,200,000		223,446	895,379	300,992	223,446	1,196,371	1,419,817	518,104	1922,1969 -1970	2007	(4)
Borgata Land, Atlantic City, NJ	—		83,089	—	—	83,089	—	83,089	—	—	2010
40 East 66th Street Residential, New York	—		8,454	13,321	(8,193)	5,273	8,309	13,582	3,981	—	2005	(4)
Annapolis, Maryland	—		—	9,652	—	—	9,652	9,652	5,718		2005	(4)
Wayne Towne Center, New Jersey	—		—	26,137	49,626	—	75,763	75,763	49,804		2010	(4)
Paramus, New Jersey	—		—	—	17,395	1,033	16,362	17,395	12,659	1967	1987	(4)
Other	—		—	—	1,829	—	1,829	1,829	870			(4)
Total Other	1,200,000		384,683	1,263,635	884,199	382,542	2,149,975	2,532,517	1,041,071

Leasehold improvements, equipment and other	—		—	—	105,080	—	105,080	105,080	76,332

Total December 31, 2025	$5,664,457		$2,405,392	$5,774,792	$6,166,371	$2,408,914	$11,937,641	$14,346,555	$4,191,075
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2025	2024	2023
Real Estate
Balance at beginning of period	$14,091,632	$13,801,204	$13,314,755
Additions during the period:
Land	55,575	—	40,145
Buildings & improvements and other	628,493	431,999	713,740
	14,775,700	14,233,203	14,068,640
Less: Assets sold, written-off, reclassified to ready for sale and deconsolidated	429,145	141,571	267,436
Balance at end of period	$14,346,555	$14,091,632	$13,801,204

Accumulated Depreciation
Balance at beginning of period	$4,025,349	$3,752,827	$3,470,991
Depreciation expense	418,192	396,231	382,638
	4,443,541	4,149,058	3,853,629
Less: Accumulated depreciation on assets sold, written-off and deconsolidated	252,466	123,709	100,802
Balance at end of period	$4,191,075	$4,025,349	$3,752,827

(b)    Exhibits:

Exhibit No.
3.1		—	Articles of Restatement of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007	*

3.2		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 28, 2022 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11954), filed on August 1, 2022	*

3.3		—	Articles of Amendment to Declaration of Trust, dated September 30, 2016 – Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

3.4		—	Articles of Amendment of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on October 4, 2016—Incorporated by reference to Annex B to Vornado Realty Trust's Definitive Proxy Statement on Schedule 14A (File No. 001-11954), filed on April 8, 2016	*

3.5		—	Articles of Amendment to Declaration of Trust, dated June 13, 2018 - Incorporated by reference to Exhibit 3.54 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018	*

3.6		—	Articles of Amendment to Declaration of Trust, dated August 7, 2019 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.7		—	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on January 25, 2013	*

3.8		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to Vornado Realty Trust's Registration Statement on Form 8-A (File No. 001-11954), filed on December 13, 2017	*

3.9		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series N Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.10		—	Articles Supplementary Classifying Vornado Realty Trust's 4.45% Series O Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

3.11		—	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.12		—	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.13		—	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998	*

3.14		—	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998	*

3.15		—	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999	*

3.16		—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999	*

3.17		—	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.18		—	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.19		—	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.20		—	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.21		—	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.22		—	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999	*
________________________________
	*		Incorporated by reference

3.23		—	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000	*

3.24		—	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000	*

3.25		—	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000	*

3.26		—	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*

3.27		—	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.28		—	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.29		—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002	*

3.30		—	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*

3.31		—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.32		—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*

3.33		—	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004	*

3.34		—	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004	*

3.35		—	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.36		—	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.37		—	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.38		—	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.39		—	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005	*

3.40		—	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005	*

3.41		—	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005	*

3.42		—	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005	*

3.43		—	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-22685), filed on May 8, 2006	*

3.44		—	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006	*

3.45		—	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on May 3, 2006	*

3.46		—	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006	*

3.47		—	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007	*
__________________________________
	*		Incorporated by reference

3.48		—	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.49		—	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.50		—	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.51		—	Fortieth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.52		—	Forty-First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-11954), filed on May 6, 2008	*

3.53		—	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No 000-22685), filed on December 21, 2010	*

3.54		—	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011	*

3.55		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as, of March 30, 2012 - Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 5, 2012	*

3.56		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012	*

3.57		—	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013	*

3.58		—	Forty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated April 1, 2015 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 2, 2015	*

3.59		—	Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated December 13, 2017 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on December 13, 2017	*

3.60	**	—	Forty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of January 12, 2018 - Incorporated by reference to Exhibit 3.53 to Vornado Realty Trust's Annual Report on 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

3.61		—	Forty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of August 7, 2019 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.62		—	Fiftieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of November 24, 2020 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.63		—	Fifty-First Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of September 22, 2021 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

4.1		—	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005	*

4.2		—	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado Realty L.P., as Guarantor and The Bank of New York, as Trustee – Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 27, 2006	*
Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of such instruments

4.3		—	Description of Vornado Realty Trust securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	***

4.4		—	Description of Class A units of Vornado Realty L.P. and certain provisions of its agreement of limited partnership	***
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

10.1		—	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.2	**	—	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 – Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.3	**	—	Vornado Realty Trust's 2010 Omnibus Share Plan - Incorporated by reference to Exhibit 10.41 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11954) filed on August 3, 2010	*

10.4	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.5	**	—	Employment agreement between Vornado Realty Trust and Michael J. Franco dated January 10, 2014 - Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014	*

10.6	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

10.7	**	—	Form of 2019 Amendment to Restricted LTIP Unit and Restricted Stock Agreements - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.8	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.9	**	—	Vornado Realty Trust 2019 Omnibus Share Plan - Incorporated by reference to Annex B to Vornado Realty Trust's Proxy Statement dated April 5, 2019 (File No. 001-11954), filed on April 5, 2019	*

10.10		—	Transaction Agreement between Vornado Realty L.P. and Crown Jewel Partner LLC, dated April 18, 2019 - Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11954), filed on July 29, 2019	*

10.11	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.33 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.12	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Incentive/Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.13	**	—	Employment agreement between Vornado Realty Trust and Glen J. Weiss dated May 25, 2018 - Incorporated by reference to Exhibit 10.35 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.14	**	—	Employment agreement between Vornado Realty Trust and Haim Chera dated April 19, 2019 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.15	**	—	Form of Vornado Realty Trust 2022 Long-term Performance Plan LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on form 10-K for the year ended December 31, 2021 (File No. 001-11954), filed on February 14, 2022	*

10.16	**	—	Employment agreement between Vornado Realty Trust and Barry Langer dated June 4, 2018 - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-11954), filed on May 2, 2022	*

10.17	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement granted in 2023 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11954), filed on February 13, 2023	*

10.18	**	—	Form of Vornado Realty Trust 2023 Long-term Performance Plan LTPP Unit Award Agreement - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11954), filed on February 13, 2023	*

10.19	**	—	Form of Vornado Realty Trust’s 2023 Omnibus Share Plan - Incorporated by reference to Annex A to Vornado Realty Trust’s Proxy Statement dated April 7, 2023 (File No. 001-11954), filed on April 7, 2023	*

10.20	**	—	Form of Vornado Realty Trust 2023 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 3, 2023	*

10.21	**	—	Form of Vornado Realty Trust 2023 Omnibus Share Plan Performance Conditioned AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 3, 2023	*

__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

10.22		—	Third Amended and Restated Revolving Credit Agreement dated as of May 3, 2024, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-11954), filed on August 5, 2024	*

10.23		—	Third Amended and Restated Term Loan Agreement dated as of January 7, 2026, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	***

10.24		—	Amendment No. 1 to Third Amended and Restated Revolving Credit Agreement dated as of January 7, 2026, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	***

10.25		—	Fourth Amended and Restated Revolving Credit Agreement dated as of January 7, 2026, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	***

10.26		—	Amendment No. 1 to Fourth Amended and Restated Revolving Credit Agreement dated as of February 4, 2026, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	***

10.27		—	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and Alexander’s Inc. Incorporated herein by reference to Exhibit 10(i)(O) to Alexander Inc.’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*

10.28		—	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between Alexander’s Inc. and Vornado Realty Trust. Incorporated herein by reference to Exhibit 10(i)(G)(2) to Alexander’s Inc. Annual Report on Form 10-K for the year ended December 31, 1994	*

10.29		—	First Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference to Exhibit 10(i)(E)(3) to Alexander Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.30		—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference to Exhibit 10(i)(F)(1) to Alexander Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.31		—	Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference to Exhibit 10.64 to Alexander Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.32		—	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference to Exhibit 10.52 to Alexander Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.33		—	Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference to Exhibit 10.53 to Alexander Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.34		—	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference to Exhibit 10.55 to Alexander Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.35		—	Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference to Exhibit 10.49 to Alexander Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012	*

10.36		—	Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference to Exhibit 10.2 to Alexander Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012	*

10.37		—	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference to Exhibit 10.54 to Alexander’s Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013	*

10.38		—	Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference to Exhibit 10.8 to Alexander Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.39		—	Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference to Exhibit 10.9 to Alexander Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.40		—	Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference to Exhibit 10.10 to Alexander Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

10.41		—	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference to Exhibit 10.56 to Alexander Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.42		—	First Amendment to Rego II Real Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference to Exhibit 10.58 to Alexander Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.43		—	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P. Incorporated herein by reference to Exhibit 10.59 to Alexander Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.44		—	Second Amendment to Rego II Real Estate Sub-Retention Agreement, dated as of June 18, 2024 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference to Exhibit 10.9 to Alexander Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 5, 2024	*

10.45		—	Second Amendment to Real-Estate Sub-Retention Agreement, dated September 30, 2024 by and between Alexander's Management LLC and Vornado Realty, L.P. Incorporated herein by reference to Exhibit 10.13 to Alexander Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024	*

10.46		—	Real-Estate Sub-Retention Agreement, dated January 1, 2026 by and between Alexander's Management LLC and Vornado Realty, L.P. Incorporated herein by reference to Exhibit 10.40 to Alexander Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 9, 2026	*

19.1		—	Insider Trading Policy - Incorporated by reference to Exhibit 19.1 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-11954), filed on February 10, 2025	*

97.1		—	Vornado Realty Trust Restatement Clawback Policy - Incorporated by reference to Exhibit 97.1 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-11954), filed on February 12, 2024	*

__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

21		—	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.	***

23.1		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust	***

23.2		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.	***

31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust	***

31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust	***

31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.	***

31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.	***

32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust	***

32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust	***

32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.	***

32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.	***

101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.
***

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2025, formatted as iXBRL and contained in Exhibit 101.	***

_____________________________
	***		Filed herewith

ITEM 16.        FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

February 9, 2026	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 9, 2026
	(Steven Roth)	and Chief Executive Officer (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee	February 9, 2026
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 9, 2026
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee	February 9, 2026
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee	February 9, 2026
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee	February 9, 2026
(David Mandelbaum)

By:	/s/Raymond J. McGuire	Trustee	February 9, 2026
(Raymond J. McGuire)

By:	/s/Mandakini Puri	Trustee	February 9, 2026
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee	February 9, 2026
(Daniel R. Tisch)

By:	/s/Russell B. Wight, Jr.	Trustee	February 9, 2026
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer	February 9, 2026
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer	February 9, 2026
	(Deirdre Maddock)	(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

February 9, 2026	By:	/s/ Deirdre Maddock
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees and	February 9, 2026
	(Steven Roth)	Chief Executive Officer of Vornado Realty Trust (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 9, 2026
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	February 9, 2026
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee of Vornado Realty Trust	February 9, 2026
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee of Vornado Realty Trust	February 9, 2026
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 9, 2026
(David Mandelbaum)

By:	/s/Raymond J. McGuire	Trustee of Vornado Realty Trust	February 9, 2026
(Raymond J. McGuire)

By:	/s/Mandakini Puri	Trustee of Vornado Realty Trust	February 9, 2026
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	February 9, 2026
(Daniel R. Tisch)

By:	/s/Russell B. Wight, Jr.	Trustee of Vornado Realty Trust	February 9, 2026
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer of Vornado Realty Trust	February 9, 2026
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer of Vornado Realty Trust	February 9, 2026
	(Deirdre Maddock)	(Principal Accounting Officer)