Form 10-Q
period 2026-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2026-05-04
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2026
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in their charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of March 31, 2026, 188,097,756 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	March 31, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land	$2,425,240	$2,408,914
Buildings and improvements	11,076,744	10,942,418
Development costs and construction in progress	946,797	890,143
Leasehold improvements and equipment	108,582	105,080
Total	14,557,363	14,346,555
Less accumulated depreciation and amortization	(4,276,342)	(4,191,075)
Real estate, net	10,281,021	10,155,480
Right-of-use assets	669,685	671,308
Net investment in lease	166,234	166,024
Cash and cash equivalents	1,081,299	840,850
Restricted cash	130,217	136,696
Tenant and other receivables	98,031	77,137
Investments in partially owned entities	1,951,181	1,941,278
Receivable arising from the straight-lining of rents	778,704	752,545
Deferred leasing costs, net of accumulated amortization of $237,704 and $233,448	382,115	374,620
Identified intangible assets, net of accumulated amortization of $83,758 and $81,962	108,702	110,593
Other assets	272,348	294,587
	$15,919,537	$15,521,118
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,915,659	$4,920,669
Senior unsecured notes, net	1,241,462	747,202
Unsecured term loan, net	839,491	797,337
Unsecured revolving credit facilities	718,000	720,420
Lease liabilities	698,066	699,640
Accounts payable and accrued expenses	367,045	376,190
Deferred compensation plan	112,758	113,778
Other liabilities	317,596	341,359
Total liabilities	9,210,077	8,716,595
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,946,794 and 16,650,713 units outstanding	440,447	554,136
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	443,982	557,671
Redeemable noncontrolling interest in a consolidated subsidiary	82,706	90,280
Total redeemable noncontrolling interests	526,688	647,951
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,788,450 shares	1,182,345	1,182,345
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 188,097,756 and 190,666,367 shares	7,524	7,627
Additional capital	8,407,140	8,288,363
Earnings less than distributions	(3,594,200)	(3,491,603)
Accumulated other comprehensive income (loss)	15,221	(5)
Total shareholders' equity	6,018,030	5,986,727
Noncontrolling interests in consolidated subsidiaries	164,742	169,845
Total equity	6,182,772	6,156,572
	$15,919,537	$15,521,118
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2026	2025
REVENUES:
Rental revenues	$399,184	$404,755
Fee and other income	59,921	56,824
Total revenues	459,105	461,579
EXPENSES:
Operating	(246,631)	(224,740)
Depreciation and amortization	(118,528)	(116,155)
General and administrative	(42,245)	(38,597)
(Expense) income from deferred compensation plan liability	(581)	1,089
Transaction related costs and other	(762)	(43)
Total expenses	(408,747)	(378,446)

Income from partially owned entities	12,822	96,977
Interest and other investment income, net	9,327	8,261
Income (expense) from deferred compensation plan assets	581	(1,089)
Interest and debt expense	(89,206)	(95,816)
Net gains on disposition of wholly owned and partially owned assets	—	15,551
(Loss) income before income taxes	(16,118)	107,017
Income tax expense	(5,908)	(7,193)
Net (loss) income	(22,026)	99,824
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	12,690	10,433
Operating Partnership	2,019	(7,889)
Net (loss) income attributable to Vornado	(7,317)	102,368
Preferred share dividends	(15,525)	(15,526)
NET (LOSS) INCOME attributable to common shareholders	$(22,842)	$86,842

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(0.12)	$0.45
Weighted average shares outstanding	189,658	191,371

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(0.12)	$0.43
Weighted average shares outstanding	189,682	200,735

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Net (loss) income	$(22,026)	$99,824
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	12,406	(26,062)
Other comprehensive income (loss) of nonconsolidated subsidiaries	4,285	(7,583)
Comprehensive (loss) income	(5,335)	66,179
Less comprehensive loss attributable to noncontrolling interests	13,251	5,508
Comprehensive income attributable to Vornado	$7,916	$71,687
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2026:
Balance as of December 31, 2025	48,788	$1,182,345	190,666	$7,627	$8,288,363	$(3,491,603)	$(5)	$169,845	$6,156,572
Net loss attributable to Vornado	—	—	—	—	—	(7,317)	—	—	(7,317)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(5,116)	(5,116)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(15,525)	—	—	(15,525)
Common shares issued upon redemption of Class A units, at redemption value	—	—	177	7	5,269	—	—	—	5,276
Distributions	—	—	—	—	—	—	—	(78)	(78)
Repurchase of common shares	—	—	(2,746)	(110)	—	(79,789)	—	—	(79,899)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	4,285	—	4,285
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	12,406	—	12,406
Redeemable Class A unit measurement adjustment	—	—	—	—	113,508	—	(6)	—	113,502
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(1,366)	—	(1,366)
Consolidated subsidiaries	—	—	—	—	—	—	(92)	92	—
Other	—	—	1	—	—	34	(1)	(1)	32
Balance as of March 31, 2026	48,788	$1,182,345	188,098	$7,524	$8,407,140	$(3,594,200)	$15,221	$164,742	$6,182,772

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado	—	—	—	—	—	102,368	—	—	102,368
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(3,001)	(3,001)
Dividends on preferred shares (see Note 10 for dividends per share amounts)	—	—	—	—	—	(15,526)	—	—	(15,526)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	1,101	44	45,107	—	—	—	45,151
Under employees’ share option plan	—	—	1	—	36	—	—	—	36
Contributions	—	—	—	—	—	—	—	53	53
Distributions	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(7,583)	—	(7,583)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(26,062)	—	(26,062)
Redeemable Class A unit measurement adjustment	—	—	—	—	54,571	—	(36)	—	54,535
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	2,777	—	2,777
Consolidated subsidiaries	—	—	—	—	—	—	187	(187)	—
Other	—	—	—	—	—	(8)	1	26	19
Balance as of March 31, 2025	48,789	$1,182,364	191,949	$7,678	$8,152,507	$(4,055,415)	$26,984	$175,851	$5,489,969
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(22,026)	$99,824
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	124,083	121,265
Straight-lining of rents	(26,210)	(4,299)
Distributions of income from partially owned entities	23,710	28,382
Equity in net income of partially owned entities	(12,822)	(96,977)
Stock-based compensation expense	5,655	6,022
Change in deferred tax liability	2,989	3,084
Amortization of below-market leases, net	(101)	(88)
Amortization of interest rate cap premiums	62	7,726
Net gains on disposition of wholly owned and partially owned assets	—	(15,551)
Other non-cash adjustments	4,242	5,011
Changes in operating assets and liabilities:
Tenant and other receivables	(22,830)	(13,424)
Prepaid assets	(64,575)	(53,578)
Other assets	18,618	(38,234)
Lease liabilities	(1,574)	(15,636)
Accounts payable and accrued expenses	18,091	19,567
Other liabilities	435	(1,060)
Net cash provided by operating activities	47,747	52,034

Cash Flows from Investing Activities:
Acquisitions of real estate and other	(171,840)	—
Proceeds from repayment of loan receivable	85,000	—
Additions to real estate	(65,989)	(42,192)
Investments in partially owned entities	(41,163)	(12,284)
Development costs and construction in progress	(36,284)	(40,934)
Distributions of capital from partially owned entities	350	—
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	342,000
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,713
Proceeds from sales of real estate and other	—	4,198
Net cash (used in) provided by investing activities	(229,926)	275,501
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,514,781	$120,000
Repayments of borrowings	(968,081)	(574,368)
Repurchase of common shares	(79,899)	—
Deferred financing costs	(35,137)	—
Dividends paid on preferred shares	(15,525)	(15,526)
Distributions to noncontrolling interests	(107)	(504)
Contributions from noncontrolling interests	—	53
Other financing activity, net	117	79
Net cash provided by (used in) financing activities	416,149	(470,266)
Net increase (decrease) in cash and cash equivalents and restricted cash	233,970	(142,731)
Cash and cash equivalents and restricted cash at beginning of period	977,546	949,619
Cash and cash equivalents and restricted cash at end of period	$1,211,516	$806,888

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$840,850	$733,947
Restricted cash at beginning of period	136,696	215,672
Cash and cash equivalents and restricted cash at beginning of period	$977,546	$949,619

Cash and cash equivalents at end of period	$1,081,299	$568,861
Restricted cash at end of period	130,217	238,027
Cash and cash equivalents and restricted cash at end of period	$1,211,516	$806,888

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$69,255	$83,422
Cash payments for income taxes	$2,643	$1,800

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$113,502	$54,535
Write-off of fully depreciated assets	(22,853)	(23,280)
Accrued capital expenditures included in accounts payable and accrued expenses	18,507	22,890
Change in fair value of consolidated interest rate hedges and other	12,406	(26,062)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	March 31, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land	$2,425,240	$2,408,914
Buildings and improvements	11,076,744	10,942,418
Development costs and construction in progress	946,797	890,143
Leasehold improvements and equipment	108,582	105,080
Total	14,557,363	14,346,555
Less accumulated depreciation and amortization	(4,276,342)	(4,191,075)
Real estate, net	10,281,021	10,155,480
Right-of-use assets	669,685	671,308
Net investment in lease	166,234	166,024
Cash and cash equivalents	1,081,299	840,850
Restricted cash	130,217	136,696
Tenant and other receivables	98,031	77,137
Investments in partially owned entities	1,951,181	1,941,278
Receivable arising from the straight-lining of rents	778,704	752,545
Deferred leasing costs, net of accumulated amortization of $237,704 and $233,448	382,115	374,620
Identified intangible assets, net of accumulated amortization of $83,758 and $81,962	108,702	110,593
Other assets	272,348	294,587
	$15,919,537	$15,521,118
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,915,659	$4,920,669
Senior unsecured notes, net	1,241,462	747,202
Unsecured term loan, net	839,491	797,337
Unsecured revolving credit facilities	718,000	720,420
Lease liabilities	698,066	699,640
Accounts payable and accrued expenses	367,045	376,190
Deferred compensation plan	112,758	113,778
Other liabilities	317,596	341,359
Total liabilities	9,210,077	8,716,595
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,946,794 and 16,650,713 units outstanding	440,447	554,136
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	443,982	557,671
Redeemable noncontrolling interest in a consolidated subsidiary	82,706	90,280
Total redeemable noncontrolling interests	526,688	647,951
Partners' equity:
Partners' capital	9,597,009	9,478,335
Earnings less than distributions	(3,594,200)	(3,491,603)
Accumulated other comprehensive income (loss)	15,221	(5)
Total partners' equity	6,018,030	5,986,727
Noncontrolling interests in consolidated subsidiaries	164,742	169,845
Total equity	6,182,772	6,156,572
	$15,919,537	$15,521,118
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2026	2025
REVENUES:
Rental revenues	$399,184	$404,755
Fee and other income	59,921	56,824
Total revenues	459,105	461,579
EXPENSES:
Operating	(246,631)	(224,740)
Depreciation and amortization	(118,528)	(116,155)
General and administrative	(42,245)	(38,597)
(Expense) income from deferred compensation plan liability	(581)	1,089
Transaction related costs and other	(762)	(43)
Total expenses	(408,747)	(378,446)

Income from partially owned entities	12,822	96,977
Interest and other investment income, net	9,327	8,261
Income (expense) from deferred compensation plan assets	581	(1,089)
Interest and debt expense	(89,206)	(95,816)
Net gains on disposition of wholly owned and partially owned assets	—	15,551
(Loss) income before income taxes	(16,118)	107,017
Income tax expense	(5,908)	(7,193)
Net (loss) income	(22,026)	99,824
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	12,690	10,433
Net (loss) income attributable to Vornado Realty L.P.	(9,336)	110,257
Preferred unit distributions	(15,554)	(15,555)
NET (LOSS) INCOME attributable to Class A unitholders	$(24,890)	$94,702

(LOSS) INCOME PER CLASS A UNIT - BASIC:
Net (loss) income per Class A unit	$(0.12)	$0.45
Weighted average units outstanding	204,409	205,761

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(0.12)	$0.44
Weighted average units outstanding	204,433	215,125
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Net (loss) income	$(22,026)	$99,824
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	12,406	(26,062)
Other comprehensive income (loss) of nonconsolidated subsidiaries	4,285	(7,583)
Comprehensive (loss) income	(5,335)	66,179
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	12,598	10,620
Comprehensive income attributable to Vornado Realty L.P.	$7,263	$76,799

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended March 31, 2026:
Balance as of December 31, 2025	48,788	$1,182,345	190,666	$8,295,990	$(3,491,603)	$(5)	$169,845	$6,156,572
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(9,336)	—	—	(9,336)
Net loss attributable to redeemable partnership units	—	—	—	—	2,019	—	—	2,019
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(5,116)	(5,116)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(15,525)	—	—	(15,525)
Class A units issued to Vornado upon redemption of redeemable Class A units, at redemption value	—	—	177	5,276	—	—	—	5,276
Distributions	—	—	—	—	—	—	(78)	(78)
Repurchase of Class A units owned by Vornado	—	—	(2,746)	(110)	(79,789)	—	—	(79,899)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	4,285	—	4,285
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	12,406	—	12,406
Redeemable Class A unit measurement adjustment	—	—	—	113,508	—	(6)	—	113,502
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(1,366)	—	(1,366)
Consolidated subsidiaries	—	—	—	—	—	(92)	92	—
Other	—	—	1	—	34	(1)	(1)	32
Balance as of March 31, 2026	48,788	$1,182,345	188,098	$8,414,664	$(3,594,200)	$15,221	$164,742	$6,182,772

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended March 31, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado Realty L.P.	—	—	—	—	110,257	—	—	110,257
Net income attributable to redeemable partnership units	—	—	—	—	(7,889)	—	—	(7,889)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(3,001)	(3,001)
Distributions to preferred unitholders (see Note 10 for distributions per unit amounts)	—	—	—	—	(15,526)	—	—	(15,526)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	1,101	45,151	—	—	—	45,151
Under Vornado's employees’ share option plan	—	—	1	36	—	—	—	36
Contributions	—	—	—	—	—	—	53	53
Distributions	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(7,583)	—	(7,583)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(26,062)	—	(26,062)
Redeemable Class A unit measurement adjustment	—	—	—	54,571	—	(36)	—	54,535
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	2,777	—	2,777
Consolidated subsidiaries	—	—	—	—	—	187	(187)	—
Other	—	—	—	—	(8)	1	26	19
Balance as of March 31, 2025	48,789	$1,182,364	191,949	$8,160,185	$(4,055,415)	$26,984	$175,851	$5,489,969
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(22,026)	$99,824
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	124,083	121,265
Straight-lining of rents	(26,210)	(4,299)
Distributions of income from partially owned entities	23,710	28,382
Equity in net income of partially owned entities	(12,822)	(96,977)
Stock-based compensation expense	5,655	6,022
Change in deferred tax liability	2,989	3,084
Amortization of below-market leases, net	(101)	(88)
Amortization of interest rate cap premiums	62	7,726
Net gains on disposition of wholly owned and partially owned assets	—	(15,551)
Other non-cash adjustments	4,242	5,011
Changes in operating assets and liabilities:
Tenant and other receivables	(22,830)	(13,424)
Prepaid assets	(64,575)	(53,578)
Other assets	18,618	(38,234)
Lease liabilities	(1,574)	(15,636)
Accounts payable and accrued expenses	18,091	19,567
Other liabilities	435	(1,060)
Net cash provided by operating activities	47,747	52,034

Cash Flows from Investing Activities:
Acquisitions of real estate and other	(171,840)	—
Proceeds from repayment of loan receivable	85,000	—
Additions to real estate	(65,989)	(42,192)
Investments in partially owned entities	(41,163)	(12,284)
Development costs and construction in progress	(36,284)	(40,934)
Distributions of capital from partially owned entities	350	—
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	342,000
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,713
Proceeds from sales of real estate and other	—	4,198
Net cash (used in) provided by investing activities	(229,926)	275,501
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,514,781	$120,000
Repayments of borrowings	(968,081)	(574,368)
Repurchase of Class A units owned by Vornado	(79,899)	—
Deferred financing costs	(35,137)	—
Distributions to preferred unitholders	(15,525)	(15,526)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(107)	(504)
Contributions from noncontrolling interests in consolidated subsidiaries	—	53
Other financing activity, net	117	79
Net cash provided by (used in) financing activities	416,149	(470,266)
Net increase (decrease) in cash and cash equivalents and restricted cash	233,970	(142,731)
Cash and cash equivalents and restricted cash at beginning of period	977,546	949,619
Cash and cash equivalents and restricted cash at end of period	$1,211,516	$806,888

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$840,850	$733,947
Restricted cash at beginning of period	136,696	215,672
Cash and cash equivalents and restricted cash at beginning of period	$977,546	$949,619

Cash and cash equivalents at end of period	$1,081,299	$568,861
Restricted cash at end of period	130,217	238,027
Cash and cash equivalents and restricted cash at end of period	$1,211,516	$806,888

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$69,255	$83,422
Cash payments for income taxes	$2,643	$1,800

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$113,502	$54,535
Write-off of fully depreciated assets	(22,853)	(23,280)
Accrued capital expenditures included in accounts payable and accrued expenses	18,507	22,890
Change in fair value of consolidated interest rate hedges and other	12,406	(26,062)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 90.9% of the common limited partnership interest in the Operating Partnership as of March 31, 2026. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
2.    Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
During the first quarter of 2026, the Company reclassified certain properties to our Other segment to align with changes in internal reporting used by the chief operating decision maker ("CODM") for assessing performance and allocating resources. Prior period segment disclosures have been recast to conform to the current presentation. These changes primarily impacted Note 4 - Revenue Recognition and Note 18 - Segment Information.
3.    Recently Issued Accounting Literature
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). This ASU amends the existing requirements to allow individual forecasted transactions to be hedged in a group if they have similar risk exposure and introduces an alternative model for the application of hedge accounting to cash flow hedges of forecasted interest payments on choose-your-rate ("CYR") debt instruments. Further, the ASU permits an entity to designate a variable price component of a forecasted purchase or sale of a nonfinancial asset if the component is clearly and closely related to the nonfinancial asset being purchased or sold. ASU 2025-09 is effective for all entities for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three months ended March 31, 2026 and 2025 is set forth in Note 18 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2026				For the Three Months Ended March 31, 2025
	Total	New York(1)	Other(1)		Total	New York(1)	Other(1)
Property rentals	$373,355	$305,523	$67,832		$382,514	$310,688	$71,826
Trade shows	6,602	—	6,602		6,436	—	6,436
Sales-type lease income	2,530	2,530	—		—	—	—
Lease revenues(2)	382,487	308,053	74,434		388,950	310,688	78,262
Tenant services	11,532	8,464	3,068		10,935	8,160	2,775
Parking revenues	5,165	4,028	1,137		4,870	3,824	1,046
Rental revenues	399,184	320,545	78,639		404,755	322,672	82,083
BMS cleaning fees	39,343	42,069	(2,726)	(3)	36,476	38,496	(2,020)	(3)
Management and leasing fees	2,715	2,922	(207)		3,030	3,205	(175)
Other income	17,863	11,950	5,913		17,318	10,173	7,145
Fee and other income	59,921	56,941	2,980		56,824	51,874	4,950
Total revenues	$459,105	$377,486	$81,619		$461,579	$374,546	$87,033
____________________
(1)We have recast certain prior period disclosures to reflect changes to the property composition of our reportable segments. See Note 2 - Basis of Presentation for additional information.
(2)The components of lease revenues were as follows:

	For the Three Months Ended March 31,
	2026	2025
Fixed billings	$340,640	$348,581
Variable billings	39,317	40,369
Total contractual operating lease billings	379,957	388,950
Sales-type lease income	2,530	—
Lease revenues	$382,487	$388,950
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of March 31, 2026, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.079 billion aggregate liquidation preference of preferred equity interests in certain of the properties. The preferred equity has an annual coupon of 4.75% through April 2029, and will then be based on a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of March 31, 2026, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $705,161,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of March 31, 2026, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of March 31, 2026, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s March 31, 2026 closing share price of $236.20, was $390,691,000, or $349,206,000 in excess of the carrying amount on our consolidated balance sheets. As of March 31, 2026, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,077,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
On March 6, 2026, Alexander’s entered into an agreement to sell its Rego Park I property for $235,500,000. Alexander’s expects to close the sale by the third quarter of 2026. Upon completion of the sale, we will recognize our approximate $44,000,000 share of the net gain. The sale is subject to customary closing conditions.
7 West 34th Street
On January 23, 2026, a joint venture, in which we have a 53.0% interest, completed a $250,000,000 refinancing of 7 West 34th Street, a 477,000 square foot Manhattan office and retail building. The non-recourse, five-year interest-only mortgage loan matures in February 2031 and has a fixed rate of 5.79%. The joint venture paid down by $50,000,000 the prior $300,000,000 full-recourse loan that bore interest at 3.65% and was scheduled to mature in June 2026. The loan was paid down using property-level reserves and a $25,000,000 member loan from Vornado which accrues interest at 16.00% and receives priority on distributions.
825 Seventh Avenue Office Condominium
On January 26, 2026, a joint venture, in which we have a 50.0% interest, entered into a nine-month extension with the lenders on the $54,000,000 mortgage loan encumbering the office condominium of 825 Seventh Avenue and simultaneously paid down the principal balance by $6,000,000 to $48,000,000. The loan was previously scheduled to mature in January 2026. The non-recourse interest-only loan bears interest at a rate of SOFR plus 2.75% and matures in October 2026, with a fifteen-month extension option subject to loan-to-value and debt yield requirements.
61 Ninth Avenue
On February 2, 2026, a joint venture, in which we have a 45.1% interest, entered into a seven-month extension with the lenders on the $167,500,000 mortgage loan encumbering 61 Ninth Avenue and simultaneously paid down the principal balance by $12,500,000 to $155,000,000. The loan was previously scheduled to mature in January 2026. The non-recourse interest-only loan bears interest at a rate of SOFR plus 2.45% and matures in August 2026, with a three-month extension option subject to certain conditions.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Investments in Partially Owned Entities - continued
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2026	Balance as of
		March 31, 2026	December 31, 2025
Investments:
Fifth Avenue and Times Square JV (see page 20 for details)	51.5%	$1,535,921	$1,538,141
Partially owned office buildings/land(1)	Various	166,326	148,958
Alexander's (see page 20 for details):	32.4%	41,485	47,276
Other investments(2)	Various	207,449	206,903
		$1,951,181	$1,941,278
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(40,846)	$(65,726)
85 Tenth Avenue	49.9%	(26,218)	(25,198)
		$(67,064)	$(90,924)
____________________
(1)Includes interests in 280 Park Avenue, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2026	For the Three Months Ended March 31,
		2026	2025
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 20 for details):
Equity in net income	51.5%	$4,323	$5,837
Return on preferred equity, net of our share of the expense		6,105	8,543
Net gain on sale		—	76,162
		10,428	90,542
Alexander's (see page 20 for details):
Equity in net income	32.4%	1,455	3,923
Management, leasing and development fees		1,245	1,633
		2,700	5,556

Partially owned office buildings(1)	Various	(2,835)	(3,622)

Other investments(2)	Various	2,529	4,501

		$12,822	$96,977
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
6. Acquisitions
3 East 54th Street
On January 7, 2026, we acquired 3 East 54th Street, a demolition-ready asset situated on 18,400 square feet of land, for $141,000,000, which is included in “Development costs and construction in progress” on our consolidated balance sheets. Previously, in July 2025, we purchased the $35,000,000 A-Note secured by the property at par plus accrued interest, and in August 2024, we purchased the $50,000,000 B-Note secured by the property. The A-Note and B-Note were in default. The $107,000,000 loan balance, including default interest and advances, was credited towards the purchase price.
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

(Amounts in thousands)	Balance as of
	March 31, 2026	December 31, 2025
Identified intangible assets:
Gross amount	$192,460	$192,555
Accumulated amortization	(83,758)	(81,962)
Total, net	$108,702	$110,593
Identified intangible liabilities (included in other liabilities):
Gross amount	$134,499	$134,499
Accumulated amortization	(113,844)	(113,271)
Total, net	$20,655	$21,228
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $101,000 and $88,000 for the three months ended March 31, 2026 and 2025, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,419,000 and $1,451,000 for the three months ended March 31, 2026 and 2025, respectively.
8.    Debt
888 Seventh Avenue
On December 10, 2025, the $244,543,000 non-recourse mortgage loan on 888 Seventh Avenue matured and was not repaid, at which time the lenders declared an event of default. On March 9, 2026, we entered into a forbearance agreement pursuant to which the lenders agreed to forbear from exercising their remedies and waived default interest through March 2027. During the forbearance period, regularly scheduled interest and required monthly amortization payments continue to accrue, but payment is deferred until the expiration or earlier termination of the forbearance period, at which time such amounts become due and payable.
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
2029 Revolving Credit Facility
On January 7, 2026, we upsized our $915,000,000 revolving credit facility that matures in April 2029 (as fully extended) to $1.0 billion. The credit facility currently bears interest at a rate of SOFR plus 1.16% and has a facility fee of 24 basis points.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Debt - continued
350 Park Avenue
On March 10, 2026, an affiliate of Kenneth C. Griffin (“KG”) provided a $400,000,000 mortgage loan secured by 350 Park Avenue, the proceeds of which were used to defease the existing $400,000,000 mortgage loan in connection with the site’s development. The new interest-only loan bears interest at a fixed rate of 4.0% and matures in January 2027. Concurrently, and in connection with the planned development, Citadel Enterprise Americas LLC vacated the building and assigned its existing master lease to an affiliate of KG as tenant, and the lease was amended to provide for net rent of $16,000,000 per annum, equal to the interest payments under the new mortgage loan.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of March 31, 2026(1)		Balance as of
			March 31, 2026	December 31, 2025
Mortgages Payable:
Fixed rate(2)	5.14%		$3,415,000	$3,415,000
Variable rate(3)	5.61%	(4)	1,529,037	1,529,037
Total	5.28%		4,944,037	4,944,037
Deferred financing costs, net and other			(28,378)	(23,368)
Total, net			$4,915,659	$4,920,669
Unsecured Debt:
Senior unsecured notes	3.94%		$1,250,000	$750,000
Deferred financing costs, net and other			(8,538)	(2,798)
Senior unsecured notes, net			1,241,462	747,202

Unsecured term loan	4.25%		850,000	800,000
Deferred financing costs, net and other			(10,509)	(2,663)
Unsecured term loan, net			839,491	797,337

Unsecured revolving credit facilities	3.96%		718,000	720,420

Total, net			$2,798,953	$2,264,959
_____________________________
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements. As of March 31, 2026, $1,210,000 of our variable rate debt is subject to interest rate cap arrangements, of which $645,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.48% and a weighted average remaining term of six months.
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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$557,671	$711,943
Net (loss) income	(2,019)	7,889
Other comprehensive income (loss)	1,366	(2,777)
Distributions	(29)	(493)
Redemption of Class A units for Vornado common shares, at redemption value	(5,276)	(45,151)
Redeemable Class A unit measurement adjustment	(113,502)	(54,535)
Other, net	5,771	6,065
Ending balance	$443,982	$622,941
As of March 31, 2026 and December 31, 2025, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $440,447,000 and $554,136,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,372,000 and $49,465,000 as of March 31, 2026 and December 31, 2025, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building. As of March 31, 2026, a historic tax credit investor (the "Tax Credit Investor") has funded $209,661,000 of capital contributions in connection with the Farley Building development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Building at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three months ended March 31, 2026 and 2025.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$90,280	$122,715
Net loss	(7,574)	(7,432)
Ending balance	$82,706	$115,283

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended March 31,
	2026	2025
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$—
Preferred shares/units(1):
Convertible preferred:
6.50% Series A: authorized 8,450 and 9,180 shares/units(2)	0.8125	0.8125
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781
__________________________
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
(3)Series L, Series M, and Series N preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. Series O preferred shares/units are redeemable commencing September 2026 at a redemption price of $25.00 per share/unit.
We anticipate that we will pay a common share dividend for 2026 in December, subject to approval by our Board of Trustees.
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
During the three months ended March 31, 2026, Vornado repurchased 2,745,713 common shares for $79,844,000 at an average price per share of $29.08. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of March 31, 2026, $40,051,000 remained available for repurchase under the plan.

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
LTPP Units
LTPP Units are multi-year, LTIP units-based performance equity compensation plans. On March 2, 2026, the Compensation Committee approved the 2026 Long-Term Performance Plan (“2026 LTPP”). Awards under the 2026 LTPP are bifurcated between operational performance (75%) and relative performance (25%) measurements and may be earned at specified threshold, target and maximum levels.
The operational component awards may be earned based on Vornado’s 2027 operational performance in FFO, as adjusted per share. Any LTPP award units tentatively earned based on Vornado’s 2027 operational performance are subject to an absolute return modifier pursuant to which such award units are subject to a potential reduction (but not increase) of up to 30% if Vornado’s three-year total shareholder return (“TSR”) is below specified levels.
Awards under relative components may be earned based on Vornado’s three-year TSR measured against a peer group custom index. Awards earned under the relative component of the 2026 LTPP are subject to reductions of up to 30% if Vornado’s three-year TSR is below specified levels.
If the designated performance objectives are achieved, awards earned under 2026 LTPP will vest 50% in March 2029 and 50% in March 2030. In addition, the Chief Executive Officer is required to hold any earned and vested awards for three years following each such vesting date and all other award recipients are required to hold such awards for one year following each such vesting date. Dividends on awards granted under the 2026 LTPP accrue during the applicable performance period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.
LTPP Units granted during the three months ended March 31, 2026 had a grant date fair value of $18,711,000.
Below is a summary of our stock-based compensation expense, a component of “general and administrative” expense on our consolidated statements of income.

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Performance AO LTIP Units	$2,748	$2,876
LTIP Units	2,260	2,537
LTPP Units	636	484
OPP Units	11	125
	$5,655	$6,022

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    (Loss) Income Per Share and Per Class A Unit
Vornado Realty Trust
Basic net (loss) income per common share is computed by dividing (i) net (loss) income attributable to common shareholders after allocation of dividends and undistributed earnings to participating securities by (ii) the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive impact of potential common shares and is computed after allocation of earnings to participating securities. Vornado’s participating securities include unvested restricted common shares. Employee stock options, OPP Units, AO LTIP Units, Performance AO LTIP Units and LTPP Units are included in the calculation of diluted (loss) income per share using the treasury stock method, if the effect is dilutive. Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units, and Series D-13 redeemable preferred units are included in the calculation of diluted (loss) income per share using the if-converted method, if the effect is dilutive. Net (loss) income is allocated to redeemable Class A units of the Operating Partnership on a one-for-one basis with Vornado common shares. As such, redemption of these units for Vornado common shares would not have a dilutive effect on (loss) income per common share.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income attributable to Vornado	$(7,317)	$102,368
Preferred share dividends	(15,525)	(15,526)
Net (loss) income attributable to common shareholders	(22,842)	86,842
Distributions and earnings allocated to unvested participating securities	—	—
Numerator for basic (loss) income per common share	(22,842)	86,842
Impact of assumed conversion of dilutive convertible securities	(74)	283
Numerator for diluted (loss) income per common share	$(22,916)	$87,125

Denominator:
Denominator for basic (loss) income per common share - weighted average shares	189,658	191,371
Effect of dilutive securities(1):
Share-based payment awards	—	8,161
Convertible securities	24	1,203
Denominator for diluted (loss) income per common share - weighted average shares and assumed conversions	189,682	200,735

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.12)	$0.45
Diluted	$(0.12)	$0.43
________________________
(1)The calculation of diluted (loss) income per common share for the three months ended March 31, 2026 and 2025 excluded weighted average potential common shares of 7,796 and 49, respectively, as their effect was antidilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income attributable to Vornado Realty L.P.	$(9,336)	$110,257
Preferred unit distributions	(15,554)	(15,555)
Net (loss) income attributable to Class A unitholders	(24,890)	94,702
Distributions and earnings allocated to unvested participating securities	—	(1,331)
Numerator for basic (loss) income per Class A unit	(24,890)	93,371
Impact of assumed conversion of dilutive convertible securities	(74)	283
Numerator for diluted (loss) income per Class A unit	$(24,964)	$93,654

Denominator:
Denominator for basic (loss) income per Class A unit - weighted average units	204,409	205,761
Effect of dilutive securities(1):
Unit-based payment awards	—	8,161
Convertible securities	24	1,203
Denominator for diluted (loss) income per Class A unit - weighted average units and assumed conversions	204,433	215,125

(LOSS) INCOME PER CLASS A UNIT:
Basic	$(0.12)	$0.45
Diluted	$(0.12)	$0.44
________________________
(1)The calculation of diluted (loss) income per Class A unit for the three months ended March 31, 2026 and 2025 excluded weighted average potential Class A units of 7,796 and 49, respectively, as their effect was antidilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of March 31, 2026 and December 31, 2025, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of March 31, 2026 and December 31, 2025, $282,269,000 and $264,336,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs were included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of March 31, 2026 and December 31, 2025, $0 and $107,166,000, respectively were included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of March 31, 2026 and December 31, 2025 was $282,269,000 and $374,502,000, respectively.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Building and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of March 31, 2026, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,699,449,000 and $2,752,092,000, respectively. As of December 31, 2025, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,734,109,000 and $2,744,932,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (ii) loans receivable (for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10")), (iii) interest rate swaps and caps, and (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($33,913 included in restricted cash and $78,845 in other assets)	$112,758	$71,834	$—	$40,924
Interest rate swaps and caps designated as a hedge (included in other assets)	25,001	—	25,001	—
Interest rate caps not designated as a hedge (included in other assets)	699	—	699	—
Total assets	$138,458	$71,834	$25,700	$40,924

Mandatorily redeemable instruments (included in other liabilities)	$49,372	$49,372	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	332	—	332	—
Interest rate caps not designated as a hedge (included in other liabilities)	494	—	494	—
Total liabilities	$50,198	$49,372	$826	$—

(Amounts in thousands)	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($17,590 included in restricted cash and $96,188 in other assets)	$113,778	$73,192	$—	$40,586
Loans receivable (included in other assets)	107,166	—	—	107,166
Interest rate swaps and caps designated as a hedge (included in other assets)	13,985	—	13,985	—
Interest rate caps not designated as a hedge (included in other assets)	42	—	42	—
Total assets	$234,971	$73,192	$14,027	$147,752

Mandatorily redeemable instruments (included in other liabilities)	$49,465	$49,465	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	3,093	—	3,093	—
Total liabilities	$52,558	$49,465	$3,093	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31, 2026
Beginning balance	$40,586
Purchases	4,337
Sales	(5,228)
Realized and unrealized gains	524
Other, net	705
Ending balance	$40,924
Loans Receivable
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31, 2026
Beginning balance	$107,166
Repayments(1)	(107,337)
Interest accrual	171
Ending balance	$—
__________________________
(1)In January 2026, we acquired 3 East 54th Street and the outstanding loan balance, including default interest and advances, was credited towards the purchase price. See Note 6 - Acquisitions for further details.

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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2026 and December 31, 2025.

(Amounts in thousands)	As of March 31, 2026							As of December 31, 2025
	Notional Amount		All-In Swapped Rate		Swap/Cap Expiration Date	Fair Value Asset	Fair Value Liability	Fair Value Asset	Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan:
In-place swap	$840,000	(1)	6.03%		05/26	$—	$320	$—	$1,160
Forward swap (effective 05/26)	840,000		5.56%	(2)	05/28	4,631	—	—	959
Unsecured term loan	750,000		4.17%		(3)	4,479	—	3,522	—
Unsecured revolving credit facility	575,000		3.78%		08/27	7,081	—	5,208	—
One Park Avenue mortgage loan	500,000	(4)	4.52%		07/27	5,584	—	4,189	—
100 West 33rd Street mortgage loan	480,000		5.26%		06/27	1,295	—	—	736
1290 Avenue of the Americas mortgage loan	200,000	(5)	4.58%		09/27	1,813	—	1,047	—
435 Seventh Avenue mortgage loan	75,000		6.96%		(6)	—	12	—	238
Interest rate caps:
Various mortgage loans						118	—	19	—
						$25,001	$332	$13,985	$3,093
______________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Reflects the May 2026 increase in variable rate spread to S+230. The variable rate spread will further increase to S+255 in May 2027.
(3)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in February 2031. The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+120)
Through 10/26	$750,000	4.17%	$100,000
10/26 through 07/27	250,000	3.94%	600,000
07/27 through 08/27	50,000	3.94%	800,000

(4)The remaining $25,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.78% (5.46% as of March 31, 2026) and has a 5.20% SOFR strike rate cap in place.
(5)The remaining $750,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.62% (5.29% as of March 31, 2026) and has a 4.00% SOFR strike rate cap in place.
(6)In April 2026, we entered into a 4.00% interest rate cap arrangement expiring April 2027 and effective upon the April 2026 expiration of the currently in-place swap.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of March 31, 2026 and December 31, 2025.
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

(Amounts in thousands)	As of March 31, 2026			As of December 31, 2025
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$428,617		$429,000	$508,812		$509,000
Debt:
Mortgages payable	$4,944,037		$4,765,000	$4,944,037		$4,754,000
Senior unsecured notes	1,250,000		1,200,000	750,000		714,000
Unsecured term loan	850,000		850,000	800,000		800,000
Unsecured revolving credit facilities	718,000		718,000	720,420		720,000
Total	$7,762,037	(1)	$7,533,000	$7,214,457	(1)	$6,988,000
______________________
(1)Excludes $47,425 and $28,829 of deferred financing costs, net and other as of March 31, 2026 and December 31, 2025, respectively.
15.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Interest on cash and cash equivalents and restricted cash	$8,705	$6,961
Interest on loans receivable	269	1,157
Income from real estate fund investments	—	143
Other, net	353	—
	$9,327	$8,261

16.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Interest expense	$93,720	$93,848
Capitalized interest and debt expense	(10,118)	(10,868)
Amortization of deferred financing costs	5,542	5,110
Amortization of interest rate cap premiums	62	7,726
	$89,206	$95,816

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    Commitments and Contingencies
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000 includes communicable disease coverage and we maintain all risk property and rental value insurance with limits of $2.5 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third-party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,360,428 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of March 31, 2026, the aggregate dollar amount of these guarantees is approximately $134,715,000, including partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of March 31, 2026, $23,720,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2026, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of March 31, 2026, we had construction commitments aggregating approximately $15,034,000.
18.    Segment Information
The Company’s operating segments are based on our method of internal reporting which classifies our operations by geographic area. We aggregate these operating segments into two reportable segments, New York and Other, which are based on similar economic characteristics.
Net operating income ("NOI") at share represents total revenues less operating expenses including our share of partially owned entities. The Company's CODM is its Chief Executive Officer, who considers NOI at share to be the measure of segment profit and loss for making decisions on how to allocate resources and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity.
We have recast certain prior period disclosures to reflect changes to our reportable segments. See Note 2 for additional information.
Below is a summary of NOI at share by segment for the three months ended March 31, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended March 31, 2026
	Total	New York	Other
Total revenues	$459,105	$377,486	$81,619
Deduct: operating expenses(1)	(246,631)	(203,428)	(43,203)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,659)	(2,945)	(5,714)
Add: NOI from partially owned entities	68,308	65,436	2,872
NOI at share	$272,123	$236,549	$35,574

(Amounts in thousands)	For the Three Months Ended March 31, 2025
	Total	New York	Other
Total revenues	$461,579	$374,546	$87,033
Deduct: operating expenses(1)	(224,740)	(182,423)	(42,317)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,660)	(3,161)	(7,499)
Add: NOI from partially owned entities	67,111	63,859	3,252
NOI at share	$293,290	$252,821	$40,469
_____________________
(1)Includes various expenses associated with operating our properties, including but not limited to: real estate taxes, ground rent, insurance, and utilities. Our CODM is not regularly provided with significant expense categories and amounts included within net operating income at share.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18. Segment Information - continued
Below is a reconciliation of NOI at share to (loss) income before income taxes for the three months ended March 31, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
NOI at share	$272,123	$293,290
NOI attributable to noncontrolling interests in consolidated subsidiaries	8,659	10,660
NOI from partially owned entities	(68,308)	(67,111)
Net gains on disposition of wholly owned and partially owned assets	—	15,551
Interest and debt expense	(89,206)	(95,816)
Interest and other investment income, net	9,327	8,261
Income from partially owned entities	12,822	96,977
Transaction related costs and other	(762)	(43)
General and administrative expense	(42,245)	(38,597)
Depreciation and amortization expense	(118,528)	(116,155)
(Loss) income before income taxes	$(16,118)	$107,017
19.     Subsequent Events
Park Avenue Plaza
On April 28, 2026, we agreed to purchase a 49.0% interest in Park Avenue Plaza at a gross asset valuation of $1.1 billion ($950 per square foot). Park Avenue Plaza is a 45-story, 1,200,000 rentable square foot building located at 55 East 52nd Street. The Class A office building, co-owned by Fisher Brothers, has protected Park Avenue views and occupies the full through-block between East 52nd and East 53rd Street.
We will acquire our interest subject to our share of the $575,000,000 loan encumbering the property that bears interest at a fixed rate of 2.99% and matures in November 2031.
Fisher Brothers will retain its current 51.0% ownership interest and will continue to manage and lease the property. Vornado and Fisher Brothers will have joint control over major decisions. We expect to close the acquisition in the second quarter of 2026.
Share Repurchase Program
On April 29, 2026, Vornado announced that its Board of Trustees has authorized the repurchase of up to $300,000,000 of its outstanding common shares under a new share repurchase program.
Under Vornado’s existing $200,000,000 share repurchase program that was announced in April 2023, Vornado has repurchased 6,929,439 of its common shares at an average price of $25.80 per share and has $21,191,000 remaining capacity under that prior program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of March 31, 2026, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of March 31, 2026, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2025 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
May 4, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; estimates of future rents; estimates of future capital expenditures, dividends to common and preferred shareholders and Operating Partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2026. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 90.9% of the common limited partnership interest in the Operating Partnership as of March 31, 2026. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, tenant concessions offered, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these factors.
Our business has been, and may continue to be, affected by interest rate fluctuations, the effects of inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.
Vornado Realty Trust
Quarter Ended March 31, 2026 Financial Results Summary
Net loss attributable to common shareholders for the quarter ended March 31, 2026 was $22,842,000, or $0.12 per diluted share, compared to net income attributable to common shareholders of $86,842,000, or $0.43 per diluted share, for the prior year’s quarter.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2026 was $96,263,000, or $0.49 per diluted share, compared to $135,039,000, or $0.67 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2026 and 2025 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2026 by $6,846,000, or $0.03 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions by $8,794,000, or $0.04 per diluted share, for the quarter ended March 31, 2025.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	$2,984	$3,205
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	—	(11,028)
Gain on sale of Canal Street residential condominium units	—	(1,975)
Other	4,453	240
	7,437	(9,558)
Noncontrolling interests' share of above adjustments on a dilutive basis	(591)	764
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$6,846	$(8,794)
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

Three months ended March 31, 2026 compared to March 31, 2025	Total	New York		THE MART	555 California Street
Same store NOI at share % increase (decrease)	6.1%	8.9%	(1)	0.3%	(21.5)%
Same store NOI at share - cash basis % (decrease) increase	(2.9)%	1.3%	(2)	1.0%	(51.2)%	(2)
____________________________
(1)Excludes the impact of the $17,240,000 reversal of previously accrued PENN 1 ground rent recorded in 2025.
(2)Variance in same store NOI at share vs. NOI at share - cash basis is primarily due to GAAP rent commencing on new leases with free rent periods.
Calculations of same store NOI at share, reconciliations of our net (loss) income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - continued
Share Repurchase Program
During the three months ended March 31, 2026, we repurchased 2,745,713 common shares for $79,844,000 at an average price per share of $29.08. Subsequent to March 31, 2026, we repurchased 696,871 common shares for $18,860,000, at an average price per share of $27.06.
As of May 4, 2026, $21,191,000 remained available for repurchases under a $200,000,000 share repurchase plan authorized by Vornado's Board of Trustees in 2023.
Acquisitions
3 East 54th Street
On January 7, 2026, we acquired 3 East 54th Street, a demolition-ready asset situated on 18,400 square feet of land, for $141,000,000. Previously, in July 2025, we purchased the $35,000,000 A-Note secured by the property at par plus accrued interest, and in August 2024, we purchased the $50,000,000 B-Note secured by the property. The A-Note and B-Note were in default. The $107,000,000 loan balance, including default interest and advances, was credited towards the purchase price.
3 East 54th Street is located between Fifth Avenue and Madison Avenue on 54th Street, adjacent to the St. Regis Hotel and our Upper Fifth Avenue retail properties. The land is zoned for approximately 232,500 buildable square feet as-of-right, and we intend to promptly demolish the existing buildings on the site.
Dispositions
Alexander’s, Inc. (“Alexander’s”)
On March 6, 2026, Alexander’s, in which we own a 32.4% interest, entered into an agreement to sell its Rego Park I property for $235,500,000. Alexander’s expects to close the sale by the third quarter of 2026. Upon completion of the sale, we will recognize our approximate $44,000,000 share of the net gain. The sale is subject to customary closing conditions.
Financings
888 Seventh Avenue
On December 10, 2025, the $244,543,000 non-recourse mortgage loan on 888 Seventh Avenue matured and was not repaid, at which time the lenders declared an event of default. On March 9, 2026, we entered into a forbearance agreement pursuant to which the lenders agreed to forbear from exercising their remedies and waived default interest through March 2027. During the forbearance period, regularly scheduled interest and required monthly amortization payments continue to accrue, but payment is deferred until the expiration or earlier termination of the forbearance period, at which time such amounts become due and payable.
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
2029 Revolving Credit Facility
On January 7, 2026, we upsized our $915,000,000 revolving credit facility that matures in April 2029 (as fully extended) to $1.0 billion. The credit facility currently bears interest at a rate of SOFR plus 1.16% and has a facility fee of 24 basis points.
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
7 West 34th Street
On January 23, 2026, a joint venture, in which we have a 53.0% interest, completed a $250,000,000 refinancing of 7 West 34th Street, a 477,000 square foot Manhattan office and retail building. The non-recourse, five-year interest-only mortgage loan matures in February 2031 and has a fixed rate of 5.79%. The joint venture paid down by $50,000,000 the prior $300,000,000 full-recourse loan that bore interest at 3.65% and was scheduled to mature in June 2026. The loan was paid down using property-level reserves and a $25,000,000 member loan from Vornado which accrues interest at 16.00% and receives priority on distributions.

Overview - continued
Financings - continued
825 Seventh Avenue Office Condominium
On January 26, 2026, a joint venture, in which we have a 50.0% interest, entered into a nine-month extension with the lenders on the $54,000,000 mortgage loan encumbering the office condominium of 825 Seventh Avenue and simultaneously paid down the principal balance by $6,000,000 to $48,000,000. The loan was previously scheduled to mature in January 2026. The non-recourse interest-only loan bears interest at a rate of SOFR plus 2.75% and matures in October 2026, with a fifteen-month extension option subject to loan-to-value and debt yield requirements.
61 Ninth Avenue
On February 2, 2026, a joint venture, in which we have a 45.1% interest, entered into a seven-month extension with the lenders on the $167,500,000 mortgage loan encumbering 61 Ninth Avenue and simultaneously paid down the principal balance by $12,500,000 to $155,000,000. The loan was previously scheduled to mature in January 2026. The non-recourse interest-only loan bears interest at a rate of SOFR plus 2.45% and matures in August 2026, with a three-month extension option subject to certain conditions.
One Park Avenue
On February 9, 2026, we completed a $525,000,000 refinancing of One Park Avenue, a 945,000 square foot Manhattan office building. The five-year interest-only loan matures in February 2031 and bears interest at a rate of SOFR plus 1.78%. The loan replaced the previous $525,000,000 loan that bore interest at SOFR plus 1.22% and was scheduled to mature in March 2026.
350 Park Avenue
On March 10, 2026, an affiliate of Kenneth C. Griffin (“KG”) provided a $400,000,000 mortgage loan secured by 350 Park Avenue, the proceeds of which were used to defease the existing $400,000,000 mortgage loan in connection with the site’s development. The new interest-only loan bears interest at a fixed rate of 4.0% and matures in January 2027. Concurrently, and in connection with the planned development, Citadel Enterprise Americas LLC vacated the building and assigned its existing master lease to an affiliate of KG as tenant, and the lease was amended to provide for net rent of $16,000,000 per annum, equal to the interest payments under the new mortgage loan.
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

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Three Months Ended March 31, 2026
Total square feet leased	311	25	19	96
Our share of square feet leased:	243	13	19	67
Initial rent(1)	$102.50	$546.51	$70.20	$151.94
Weighted average lease term (years)	8.7	12.4	3.3	9.5
Second generation relet space:
Square feet	121	1	15	58
GAAP basis:
Straight-line rent(2)	$96.86	$2,273.02	$69.32	$178.18
Prior straight-line rent	$86.69	$1,221.04	$67.76	$123.11
Percentage increase	11.7%	86.2%	2.3%	44.7%
Cash basis (non-GAAP):
Initial rent(1)	$102.06	$2,140.67	$70.60	$162.85
Prior escalated rent	$93.04	$1,574.92	$71.81	$134.95
Percentage increase (decrease)	9.7%	35.9%	(1.7)%	20.7%
Tenant improvements and leasing commissions:
Per square foot	$141.09	$127.63	$28.72	$176.42
Per square foot per annum	$16.22	$10.29	$8.70	$18.57
Percentage of initial rent	15.8%	1.9%	12.4%	12.2%
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

Overview - continued
Square Footage (in service) and Occupancy as of March 31, 2026(1)

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	24	(2)	18,615	16,474	91.6%
Retail (includes retail properties that are in the base of our office properties)	44	(2)	2,032	1,664	78.3%
Residential - 1,640 units(3)	1	(2)	1,186	604	96.5%	(3)
Alexander's	5		2,108	683	94.4%	(3)
			23,941	19,425	90.3%
Other:
THE MART	3		3,696	3,694	80.0%
555 California Street	3		1,822	1,275	86.7%
Other	16	(4)	3,583	1,629	80.9%
			9,101	6,598

Total square feet as of March 31, 2026			33,042	26,023
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2025(1)

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	26	(2)	19,235	17,078	91.2%
Retail (includes retail properties that are in the base of our office properties)	45	(2)	2,030	1,659	79.4%
Residential - 1,643 units(3)	2	(2)	1,196	604	95.5%	(3)
Alexander's	5		2,108	683	94.6%	(3)
			24,569	20,024	90.0%
Other:
THE MART	3		3,697	3,695	81.5%
555 California Street	3		1,820	1,274	88.9%
Other	13		3,271	1,470	82.4%
			8,788	6,439

Total square feet as of December 31, 2025			33,357	26,463
____________________
(1)During the first quarter of 2026, we changed the property composition for our subsegment reporting of net operating income but continue to report our operating metrics, including occupancy, leasing activity, and lease expirations on a space type basis. See page 45 for details of our NOI subsegment change.
(2)Reflects the Office, Retail and Residential space within our 54 and 56 total New York properties as of March 31, 2026 and December 31, 2025.
(3)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
(4)Reflects the reclassification of 606 Broadway, Pier 94 and 40 East 66th Street Residential, from the “New York” segment to the “Other” segment during the quarter ended March 31, 2026.

Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. For the three months ended March 31, 2026, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended March 31, 2026 and 2025
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended March 31, 2026
	Total	New York	Other
Total revenues	$459,105	$377,486	$81,619
Operating expenses	(246,631)	(203,428)	(43,203)
NOI - consolidated	212,474	174,058	38,416
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,659)	(2,945)	(5,714)
Add: NOI from partially owned entities	68,308	65,436	2,872
NOI at share	272,123	236,549	35,574
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(31,066)	(28,020)	(3,046)
NOI at share - cash basis	$241,057	$208,529	$32,528

(Amounts in thousands)	For the Three Months Ended March 31, 2025
	Total	New York	Other
Total revenues	$461,579	$374,546	$87,033
Operating expenses	(224,740)	(182,423)	(42,317)
NOI - consolidated	236,839	192,123	44,716
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,660)	(3,161)	(7,499)
Add: NOI from partially owned entities	67,111	63,859	3,252
NOI at share	293,290	252,821	40,469
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(23,919)	(25,500)	1,581
NOI at share - cash basis	$269,371	$227,321	$42,050

NOI At Share by Segment for the Three Months Ended March 31, 2026 and 2025 - continued
The elements of our New York and Other NOI at share for the three months ended March 31, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
New York:
Office (includes base retail)(1)	$174,943	$193,550	(2)
Street Retail(1)	46,686	43,570
Residential	6,996	6,192
Alexander's	7,924	9,509
Total New York	236,549	252,821

Other:
THE MART	15,890	15,916
555 California Street	13,651	17,843
Other investments	6,033	6,710
Total Other	35,574	40,469

NOI at share	$272,123	$293,290
The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
New York:
Office (includes base retail)(1)	$151,963	$169,246
Street Retail(1)	41,239	41,689
Residential	6,571	5,848
Alexander's	8,756	10,538
Total New York	208,529	227,321

Other:
THE MART	17,625	17,517
555 California Street	8,859	18,137
Other investments	6,044	6,396
Total Other	32,528	42,050

NOI at share - cash basis	$241,057	$269,371
____________________
(1)During the first quarter of 2026, we reclassified retail assets located at the base of our office buildings from the retail subsegment to the office subsegment. The retail subsegment was renamed “Street Retail” and now comprises standalone retail properties and mixed-use assets with prominent retail components, including related signage, with a concentration on High Streets such as Fifth Avenue, Madison Avenue and Times Square. Prior period balances have been reclassified to conform to current period presentation. This change applies only to net operating income; all other operating metrics, including occupancy, leasing activity, and lease expirations continue to be presented based on space type.
(2)Includes a $17,240 reversal of previously accrued PENN 1 ground rent.

Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended March 31, 2026 and 2025

Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Net (loss) income	$(22,026)	$99,824
Depreciation and amortization expense	118,528	116,155
General and administrative expense	42,245	38,597
Transaction related costs and other	762	43
Income from partially owned entities	(12,822)	(96,977)
Interest and other investment income, net	(9,327)	(8,261)
Interest and debt expense	89,206	95,816
Net gains on disposition of wholly owned and partially owned assets	—	(15,551)
Income tax expense	5,908	7,193
NOI from partially owned entities	68,308	67,111
NOI attributable to noncontrolling interests in consolidated subsidiaries	(8,659)	(10,660)
NOI at share	272,123	293,290
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(31,066)	(23,919)
NOI at share - cash basis	$241,057	$269,371
NOI At Share by Region

	For the Three Months Ended March 31,
	2026	2025
Region:
New York City metropolitan area	89%	88%
Chicago, IL	6%	6%
San Francisco, CA	5%	6%
	100%	100%

Results of Operations – Three Months Ended March 31, 2026 Compared to March 31, 2025
Revenues
Our revenues were $459,105,000 for the three months ended March 31, 2026, compared to $461,579,000 for the prior year’s quarter, a decrease of $2,474,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(20,068)	$(19,417)	$(651)
Trade shows	166	—	166
Same store operations	14,331	17,290	(2,959)
	(5,571)	(2,127)	(3,444)
Fee and other income:
BMS cleaning fees	2,867	3,572	(705)
Management and leasing fees	(315)	(283)	(32)
Other income	545	1,778	(1,233)
	3,097	5,067	(1,970)

Total (decrease) increase in revenues	$(2,474)	$2,940	$(5,414)

Expenses
Our expenses were $408,747,000 for the three months ended March 31, 2026, compared to $378,446,000 for the prior year’s quarter, an increase of $30,301,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$14,698	$14,698	$—
Development and redevelopment	20	20	—
Non-reimbursable expenses	1,857	1,857	—
Trade shows	601	—	601
BMS expenses	(286)	419	(705)
Same store operations	5,001	4,011	990
	21,891	21,005	886
Depreciation and amortization:
Acquisitions, dispositions and other	(3,895)	(4,624)	729
Development and redevelopment	(27)	(27)	—
Same store operations	6,295	6,975	(680)
	2,373	2,324	49

General and administrative	3,648	2,090	1,558

Expense from deferred compensation plan liability	1,670	—	1,670

Transaction related costs and other	719	930	(211)

Total increase in expenses	$30,301	$26,349	$3,952

Results of Operations – Three Months Ended March 31, 2026 Compared to March 31, 2025 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of March 31, 2026	For the Three Months Ended March 31,
		2026	2025
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$4,323	$5,837
Return on preferred equity, net of our share of the expense		6,105	8,543
Net gain on sale		—	76,162
		10,428	90,542
Alexander's	32.4%	2,700	5,556
Partially owned office buildings(1)	Various	(2,835)	(3,622)
Other investments(2)	Various	2,529	4,501
		$12,822	$96,977
____________________
(1)Includes interests in 280 Park Avenue, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.

Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended March 31,
	2026	2025
Interest on cash and cash equivalents and restricted cash	$8,705	$6,961
Interest on loans receivable	269	1,157
Income from real estate fund investments	—	143
Other, net	353	—
	$9,327	$8,261
Interest and Debt Expense
Interest and debt expense for the three months ended March 31, 2026 was $89,206,000, compared to $95,816,000 for the prior year’s quarter, a decrease of $6,610,000. This was primarily due to (i) $8,989,000 of lower interest expense resulting from lower average debt balances, and (ii) $7,664,000 of lower amortization of interest rate cap premiums, partially offset by (iii) $6,260,000 of higher interest expense due to the public offering of $500,000,000 5.75% senior unsecured notes, (iv) $2,918,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, (v) $750,000 of lower capitalized interest and (vi) $432,000 of higher amortization of deferred financing costs.
Income Tax Expense
Income tax expense for the three months ended March 31, 2026 was $5,908,000, compared to $7,193,000 for the prior year’s quarter, a decrease of $1,285,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $12,690,000 for the three months ended March 31, 2026, compared to $10,433,000 for the prior year’s quarter, an increase of $2,257,000.

Results of Operations – Three Months Ended March 31, 2026 Compared to March 31, 2025
Same Store Net Operating Income At Share
Same store NOI at share represents NOI at share from operations which are in service in both the current and prior year reporting periods. Same store NOI at share - cash basis is same store NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We use these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers. Same store NOI at share and same store NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. We have recast certain prior period disclosures to reflect changes to the property composition of our reportable segments. See Note 2 - Basis of Presentation to our consolidated financial statements in this quarterly report on Form 10-Q for additional information.
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended March 31, 2026 compared to March 31, 2025.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended March 31, 2026	$272,123	$236,549	$15,890	$13,651	$6,033
Less NOI at share from:
Dispositions	19	18	1	—	—
Development properties	(1,117)	(1,117)	—	—	—
Other non-same store income, net	(12,114)	(6,081)	—	—	(6,033)
Same store NOI at share for the three months ended March 31, 2026	$258,911	$229,369	$15,891	$13,651	$—

NOI at share for the three months ended March 31, 2025	$293,290	$252,821	$15,916	$17,843	$6,710
Less NOI at share from:
Dispositions	(1,684)	(1,616)	(68)	—	—
Development properties	(9,281)	(9,281)	—	—	—
Other non-same store income, net	(38,403)	(31,237)	—	(456)	(6,710)
Same store NOI at share for the three months ended March 31, 2025	$243,922	$210,687	$15,848	$17,387	$—

Increase (decrease) in same store NOI at share	$14,989	$18,682	$43	$(3,736)	$—

% increase (decrease) in same store NOI at share	6.1%	8.9%	0.3%	(21.5)%	0.0%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2026	$241,057	$208,529	$17,625	$8,859	$6,044
Less NOI at share - cash basis from:
Dispositions	19	18	1	—	—
Development properties	526	526	—	—	—
Other non-same store income, net	(18,936)	(12,892)	—	—	(6,044)
Same store NOI at share - cash basis for the three months ended March 31, 2026	$222,666	$196,181	$17,626	$8,859	$—

NOI at share - cash basis for the three months ended March 31, 2025	$269,371	$227,321	$17,517	$18,137	$6,396
Less NOI at share - cash basis from:
Dispositions	(1,751)	(1,681)	(70)	—	—
Development properties	(9,388)	(9,388)	—	—	—
Other non-same store income, net	(28,936)	(22,540)	—	—	(6,396)
Same store NOI at share - cash basis for the three months ended March 31, 2025	$229,296	$193,712	$17,447	$18,137	$—

(Decrease) increase in same store NOI at share - cash basis	$(6,630)	$2,469	$179	$(9,278)	$—

% (decrease) increase in same store NOI at share - cash basis	(2.9)%	1.3%	1.0%	(51.2)%	0.0%

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
As of March 31, 2026, we had $2.6 billion of liquidity comprised of $1.2 billion of cash and cash equivalents and restricted cash and $1.4 billion available on our $2.1 billion revolving credit facilities. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2026 in December, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. As of March 31, 2026, $40,051,000 remained available and authorized for repurchases.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,211,516,000 as of March 31, 2026, a $233,970,000 increase from the balance as of December 31, 2025.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2026	2025
Net cash provided by operating activities	$47,747	$52,034	$(4,287)
Net cash (used in) provided by investing activities	(229,926)	275,501	(505,427)
Net cash provided by (used in) financing activities	416,149	(470,266)	886,415
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the three months ended March 31, 2026, net cash provided by operating activities of $47,747,000 was comprised of $99,582,000 of cash from operations, including distributions of income from partially owned entities of $23,710,000, and a net decrease of $51,835,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash (used in) provided by investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash (used in) provided by investing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2026	2025
Acquisitions of real estate and other	$(171,840)	$—	$(171,840)
Proceeds from repayment of loan receivable	85,000	—	85,000
Additions to real estate	(65,989)	(42,192)	(23,797)
Investments in partially owned entities	(41,163)	(12,284)	(28,879)
Development costs and construction in progress	(36,284)	(40,934)	4,650
Distributions of capital from partially owned entities	350	—	350
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	342,000	(342,000)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,713	(24,713)
Proceeds from sales of real estate and other	—	4,198	(4,198)
Net cash (used in) provided by investing activities	$(229,926)	$275,501	$(505,427)

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash provided by (used in) financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash provided by (used in) financing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2026	2025
Proceeds from borrowings	$1,514,781	$120,000	$1,394,781
Repayments of borrowings	(968,081)	(574,368)	(393,713)
Repurchase of common shares/Class A units owned by Vornado	(79,899)	—	(79,899)
Deferred financing costs	(35,137)	—	(35,137)
Dividends paid on preferred shares/Distributions to preferred unitholders	(15,525)	(15,526)	1
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(107)	(504)	397
Contributions from noncontrolling interests in consolidated subsidiaries	—	53	(53)
Other financing activity, net	117	79	38
Net cash provided by (used in) financing activities	$416,149	$(470,266)	$886,415
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
623 Fifth Avenue Office Condominium
We are redeveloping the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building situated above the flagship Saks Fifth Avenue department store, into a premier boutique office building. We purchased the property in September 2025 for $218,000,000. The development cost of this project, including the cost of acquiring the property, is estimated to be $450,000,000, of which $234,153,000 of cash has been expended as of March 31, 2026. We expect to complete the redevelopment for delivery to tenants in 2027.
350 Park Avenue
On December 18, 2025, an affiliate of Kenneth C. Griffin, Citadel Enterprise Americas LLC’s (“Citadel”) Founder and CEO (“KG”), exercised an option to acquire at least a 60% interest in a joint venture (the “350 Park JV”) that would develop the 350 Park Avenue site (the “Investment Option”). Vornado and the Rudin Family, via a joint venture (the “Vornado/Rudin JV”), have the option to acquire an interest between 23% and 40% in the 350 Park JV (with Vornado having an effective ownership ranging from 21% to 36%). 350 Park JV would combine 350 Park Avenue with 39 East 51st Street (owned by the Vornado/Rudin JV) and 40 East 52nd Street (owned by the Rudin Family) to build an approximate 1,900,000 square foot new office tower (the “350 Park Site”) with Citadel as the anchor tenant. The Vornado/Rudin JV has until July 2026 to determine whether to enter into the 350 Park JV with KG or to exercise the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado). The Investment Option closing is subject to the satisfaction of certain conditions.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000 includes communicable disease coverage and we maintain all risk property and rental value insurance with limits of $2.5 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third-party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,360,428 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of March 31, 2026, the aggregate dollar amount of these guarantees is approximately $134,715,000, including partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of March 31, 2026, $23,720,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2026, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of March 31, 2026, we had construction commitments aggregating approximately $15,034,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because they exclude the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of (loss) income per share are disclosed in Note 12 – (Loss) Income Per Share and Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three months ended March 31, 2026 and 2025.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2026	2025
Reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net (loss) income attributable to common shareholders	$(22,842)	$86,842
Per diluted share	$(0.12)	$0.43
FFO adjustments:
Depreciation and amortization of real property	$105,386	$104,257
Our share of partially owned entities:
Depreciation and amortization of real property	23,788	24,525
Net gains on sale of real estate	—	(77,008)
FFO adjustments, net	129,174	51,774
Impact of assumed conversion of dilutive convertible securities	309	310
Noncontrolling interests' share of above adjustments on a dilutive basis	(10,378)	(3,887)
FFO attributable to common shareholders plus assumed conversions	$96,263	$135,039
Per diluted share	$0.49	$0.67

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	189,658	191,371
Effect of dilutive securities:
Share-based payment awards	6,137	8,161
Convertible securities	1,684	1,252
Denominator for FFO per diluted share	197,479	200,784

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of March 31, 2026
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$5,990,000	4.64%	$—
Variable rate(4)	1,772,037	5.37%(5)	12,673
	$7,762,037	4.80%	$12,673
Pro rata share of debt of non-consolidated entities:
Fixed rate(3)	$2,064,641	5.75%	$—
Variable rate(6)	385,269	6.36%	3,235
	$2,449,910	5.84%	$3,235
Noncontrolling interests' share of consolidated subsidiaries			(4,913)
Total change in annual net income attributable to the Operating Partnership			10,995
Noncontrolling interests’ share of the Operating Partnership			(905)
Total change in annual net income attributable to Vornado			$10,090
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.05
Total change in annual net income attributable to Vornado per diluted share			$0.05
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,210,000, of which $645,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.48% and a weighted average remaining term of six months.
(5)Excludes additional 3.00% default interest on the 606 Broadway mortgage loan.
(6)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $134,464 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.21% and a weighted average remaining term of seven months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2026, the estimated fair value of our consolidated debt was $7,533,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2026.

						Swap/Cap Expiration Date
(Amounts in thousands)	Debt Balance	Variable Rate Spread	Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+205	$840,000	(1)	6.03%	05/26
Forward swap (effective 05/26)			840,000		5.56%(2)	05/28
1290 Avenue of the Americas mortgage loan	950,000	S+162	200,000	(3)	4.58%	09/27
Unsecured term loan:	850,000	S+120
In-place swap through 10/26			750,000		4.17%	10/26
In-place swap through 7/27			250,000		3.94%	07/27
In-place swap through 8/27			50,000		3.94%	08/27
Unsecured revolving credit facility	718,000	S+105	575,000		3.78%	08/27
One Park Avenue mortgage loan	525,000	S+178	500,000	(4)	4.52%	07/27
100 West 33rd Street mortgage loan	480,000	S+185	480,000		5.26%	06/27
435 Seventh Avenue mortgage loan	75,000	S+210	75,000		6.96%	(5)

					Index Strike Rate
Interest rate cap:
150 West 34th Street mortgage loan	75,000	S+215	75,000		5.00%	02/27
______________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Reflects the May 2026 increase in variable rate spread to S+230. The variable rate spread will further increase to S+255 in May 2027.
(3)The remaining $750,000 mortgage loan balance has a 4.00% SOFR strike rate cap in place.
(4)The remaining $25,000 mortgage loan balance has a 5.20% SOFR strike rate cap in place.
(5)In April 2026, we entered into a 4.00% interest rate cap arrangement expiring April 2027 and effective upon the April 2026 expiration of the currently in-place swap.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of March 31, 2026.

					Swap/Cap Expiration Date
(Amounts in thousands and at share)	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swap:
280 Park Avenue (50.0% interest)	$537,500	S+178	$537,500	5.84%	09/28

				Index Strike Rate
Interest rate caps:
Sunset Pier 94 Studios (49.9% interest)	77,764	S+479	77,764	4.00%	09/26
Rego Park II (32.4% interest)	56,700	S+200	56,700	4.50%	12/26

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, such disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended March 31, 2026, Vornado issued 177,102 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities:
In April 2023, our Board of Trustees authorized the repurchase of up to $200,000,000 of our outstanding common shares under a share repurchase plan. The following table summarizes share repurchases executed under the plan during the three months ended March 31, 2026.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2026 - January 31, 2026	589,685	$32.99	589,685	$100,440,409
February 1, 2026 - February 28, 2026	909,301	30.23	909,301	72,955,838
March 1, 2026 - March 31, 2026	1,246,727	26.39	1,246,727	40,051,103
_________________________________________________________________________________________________
(1) Average price paid per share excludes costs associated with the repurchases.
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended March 31, 2026, Vornado Realty L.P. issued (i) 226,642 Class A units to satisfy conversions of LTIP Units, (ii) 173,638 Class A units to satisfy conversions of out-performance plan units (“OPP Units”), and (iii) 35,541 LTIP Units pursuant to Vornado’s 2023 Omnibus Share Plan.
All of the securities referred to above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: Vornado Realty L.P. repurchased Class A units from Vornado Realty Trust equivalent to the number and price of common shares repurchased by Vornado Realty Trust during the three months ended March 31, 2026, as disclosed in the table above.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The documents listed below are filed herewith or incorporated herein by reference and numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number			Exhibit Description
10.47	**	—	Form of Vornado Realty Trust 2026 Long-term Performance Plan LTPP Unit Award Agreement	***
15.1		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1		—	Rule 13a-14(a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2		—	Rule 13a-14(a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3		—	Rule 13a-14(a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4		—	Rule 13a-14(a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted as iXBRL and contained in Exhibit 101.
________________________________________

**	Management contract or compensatory agreement
***	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: May 4, 2026	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: May 4, 2026	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)