Form 10-Q
period 2026-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2026-08-03
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2026
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in their charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of June 30, 2026, 186,720,531 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 91.2% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	June 30, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land	$2,357,135	$2,408,914
Buildings and improvements	11,083,517	10,942,418
Development costs and construction in progress	1,012,045	890,143
Leasehold improvements and equipment	109,117	105,080
Total	14,561,814	14,346,555
Less accumulated depreciation and amortization	(4,411,617)	(4,191,075)
Real estate, net	10,150,197	10,155,480
Right-of-use assets	668,171	671,308
Net investment in lease	166,450	166,024
Cash and cash equivalents	675,353	840,850
Restricted cash	113,567	136,696
Tenant and other receivables	97,552	77,137
Investments in partially owned entities	2,229,224	1,941,278
Receivable arising from the straight-lining of rents	803,848	752,545
Deferred leasing costs, net of accumulated amortization of $242,589 and $233,448	379,374	374,620
Identified intangible assets, net of accumulated amortization of $85,206 and $81,962	106,820	110,593
Other assets	220,612	294,587
	$15,611,168	$15,521,118
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,844,730	$4,920,669
Senior unsecured notes, net	841,940	747,202
Unsecured term loan, net	840,030	797,337
Unsecured revolving credit facilities	918,000	720,420
Lease liabilities	696,225	699,640
Accounts payable and accrued expenses	354,074	376,190
Deferred compensation plan	98,746	113,778
Other liabilities	320,452	341,359
Total liabilities	8,914,197	8,716,595
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,653,539 and 16,650,713 units outstanding	654,484	554,136
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	658,019	557,671
Redeemable noncontrolling interest in a consolidated subsidiary	75,668	90,280
Total redeemable noncontrolling interests	733,687	647,951
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,787,838 and 48,788,450 shares	1,182,505	1,182,345
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 186,720,531 and 190,666,367 shares	7,469	7,627
Additional capital	8,202,784	8,288,363
Earnings less than distributions	(3,631,204)	(3,491,603)
Accumulated other comprehensive income (loss)	26,033	(5)
Total shareholders' equity	5,787,587	5,986,727
Noncontrolling interests in consolidated subsidiaries	175,697	169,845
Total equity	5,963,284	6,156,572
	$15,611,168	$15,521,118
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Rental revenues	$405,073	$382,252	$804,257	$787,007
Fee and other income	57,169	59,185	117,090	116,009
Total revenues	462,242	441,437	921,347	903,016
EXPENSES:
Operating	(223,649)	(219,348)	(470,280)	(444,088)
Depreciation and amortization	(171,228)	(115,574)	(289,756)	(231,729)
General and administrative	(39,100)	(39,978)	(81,345)	(78,575)
Expense from deferred compensation plan liability	(2,483)	(3,123)	(3,064)	(2,034)
Transaction related costs and other	(173)	(721)	(935)	(764)
Total expenses	(436,633)	(378,744)	(845,380)	(757,190)

Income from partially owned entities	63,195	16,671	76,017	113,648
Interest and other investment income, net	8,989	11,056	18,316	19,317
Income from deferred compensation plan assets	2,483	3,123	3,064	2,034
Interest and debt expense	(89,582)	(87,929)	(178,788)	(183,745)
Gain on debt extinguishment	32,073	—	32,073	—
Gain on sales-type lease	—	803,248	—	803,248
Net gains on disposition of wholly owned and partially owned assets	—	8,488	—	24,039
Income before income taxes	42,767	817,350	26,649	924,367
Income tax expense	(3,571)	(4,123)	(9,479)	(11,316)
Net income	39,196	813,227	17,170	913,051
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(5,748)	10,981	6,942	21,414
Operating Partnership	(1,489)	(64,863)	530	(72,752)
Net income attributable to Vornado	31,959	759,345	24,642	861,713
Preferred share dividends	(15,525)	(15,526)	(31,050)	(31,052)
NET INCOME (LOSS) attributable to common shareholders	$16,434	$743,819	$(6,408)	$830,661

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.09	$3.87	$(0.03)	$4.33
Weighted average shares outstanding	187,279	191,984	188,462	191,680

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.08	$3.70	$(0.03)	$4.14
Weighted average shares outstanding	194,201	201,066	188,462	200,927

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$39,196	$813,227	$17,170	$913,051
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	6,275	(15,080)	18,681	(41,142)
Other comprehensive income (loss) of nonconsolidated subsidiaries	5,019	(3,668)	9,304	(11,251)
Comprehensive income	50,490	794,479	45,155	860,658
Less comprehensive (income) loss attributable to noncontrolling interests	(8,187)	(52,264)	5,064	(46,756)
Comprehensive income attributable to Vornado	$42,303	$742,215	$50,219	$813,902
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2026:
Balance as of March 31, 2026	48,788	$1,182,345	188,098	$7,524	$8,407,140	$(3,594,200)	$15,221	$164,742	$6,182,772
Net income attributable to Vornado	—	—	—	—	—	31,959	—	—	31,959
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	12,396	12,396
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,525)	—	—	(15,525)
Common shares issued upon redemption of Class A units, at redemption value	—	—	409	16	11,695	—	—	—	11,711
Distributions	—	—	—	—	—	—	—	(1,470)	(1,470)
Conversion of Series A preferred shares to common shares	(1)	(16)	1	—	16	—	—	—	—
Repurchase of common shares	—	—	(1,787)	(71)	—	(53,426)	—	—	(53,497)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	5,019	—	5,019
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	6,275	—	6,275
Redeemable Class A unit measurement adjustment	—	—	—	—	(216,066)	—	467	—	(215,599)
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(920)	—	(920)
Consolidated subsidiaries	—	—	—	—	—	—	(29)	29	—
Other	1	176	—	—	(1)	(12)	—	—	163
Balance as of June 30, 2026	48,788	$1,182,505	186,721	$7,469	$8,202,784	$(3,631,204)	$26,033	$175,697	$5,963,284

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2025:
Balance as of March 31, 2025	48,789	$1,182,364	191,949	$7,678	$8,152,507	$(4,055,415)	$26,984	$175,851	$5,489,969
Net income attributable to Vornado	—	—	—	—	—	759,345	—	—	759,345
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(3,987)	(3,987)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,526)	—	—	(15,526)
Common shares issued upon redemption of Class A units, at redemption value	—	—	92	4	3,423	—	—	—	3,427
Contributions	—	—	—	—	—	—	—	620	620
Distributions	—	—	—	—	—	—	—	(177)	(177)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(3,668)	—	(3,668)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(15,080)	—	(15,080)
Redeemable Class A unit measurement adjustment	—	—	—	—	47,851	—	2	—	47,853
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	1,494	—	1,494
Consolidated subsidiaries	—	—	—	—	—	—	124	(124)	—
Other	—	—	—	—	—	10	1	(320)	(309)
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$7,682	$8,203,781	$(3,311,586)	$9,857	$171,863	$6,263,961
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2026:
Balance as of December 31, 2025	48,788	$1,182,345	190,666	$7,627	$8,288,363	$(3,491,603)	$(5)	$169,845	$6,156,572
Net income attributable to Vornado	—	—	—	—	—	24,642	—	—	24,642
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	7,280	7,280
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(31,050)	—	—	(31,050)
Common shares issued upon redemption of Class A units, at redemption value	—	—	586	23	16,964	—	—	—	16,987
Distributions	—	—	—	—	—	—	—	(1,548)	(1,548)
Repurchase of common shares	—	—	(4,533)	(181)	—	(133,215)	—	—	(133,396)
Conversion of Series A preferred shares to common shares	(1)	(16)	1	—	16	—	—	—	—
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	9,304	—	9,304
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	18,681	—	18,681
Redeemable Class A unit measurement adjustment	—	—	—	—	(102,558)	—	461	—	(102,097)
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(2,286)	—	(2,286)
Consolidated subsidiaries	—	—	—	—	—	—	(121)	121	—
Other	1	176	1	—	(1)	22	(1)	(1)	195
Balance as of June 30, 2026	48,788	$1,182,505	186,721	$7,469	$8,202,784	$(3,631,204)	$26,033	$175,697	$5,963,284

							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado	—	—	—	—	—	861,713	—	—	861,713
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(6,988)	(6,988)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(31,052)	—	—	(31,052)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	1,193	48	48,530	—	—	—	48,578
Under employees’ share option plan	—	—	1	—	36	—	—	—	36
Contributions	—	—	—	—	—	—	—	673	673
Distributions	—	—	—	—	—	—	—	(186)	(186)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(11,251)	—	(11,251)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(41,142)	—	(41,142)
Redeemable Class A unit measurement adjustment	—	—	—	—	102,422	—	(34)	—	102,388
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	4,271	—	4,271
Consolidated subsidiaries	—	—	—	—	—	—	311	(311)	—
Other	—	—	—	—	—	2	2	(294)	(290)
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$7,682	$8,203,781	$(3,311,586)	$9,857	$171,863	$6,263,961
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$17,170	$913,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	300,487	241,538
Equity in net income of partially owned entities	(76,017)	(113,648)
Distributions of income from partially owned entities	52,871	54,205
Straight-lining of rents	(52,508)	(19,706)
Gain on debt extinguishment	(32,073)	—
Stock-based compensation expense	13,459	13,541
Change in deferred tax liability	3,800	4,488
Amortization of below-market leases, net	(236)	(184)
Amortization of interest rate cap premiums	88	14,176
Prepaid lease payment (net of initial direct costs)	—	901,409
Gain on sales-type lease	—	(803,248)
Net gains on disposition of wholly owned and partially owned assets	—	(24,039)
Other non-cash adjustments	7,430	4,022
Changes in operating assets and liabilities:
Tenant and other receivables	(23,995)	(5,265)
Prepaid assets	(2,740)	14,578
Other assets	7,468	(48,632)
Lease liabilities	(3,415)	(39,498)
Accounts payable and accrued expenses	13,006	(20,388)
Other liabilities	(13,345)	(7,454)
Net cash provided by operating activities	211,450	1,078,946

Cash Flows from Investing Activities:
Investments in partially owned entities	(281,964)	(16,967)
Acquisitions of real estate and other	(171,840)	(22,771)
Additions to real estate	(120,333)	(152,513)
Proceeds from repayment of loan receivable	85,000	—
Development costs and construction in progress	(62,849)	(82,064)
Proceeds from sales of real estate and other	49,750	22,308
Distributions of capital from partially owned entities	3,589	3,323
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	749,000
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,839
Net cash (used in) provided by investing activities	(498,647)	525,155
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,714,781	$120,000
Repayments of borrowings	(1,415,569)	(1,278,232)
Repurchase of common shares	(133,396)	—
Deferred financing costs	(34,281)	(470)
Dividends paid on preferred shares	(31,050)	(31,052)
Distributions to noncontrolling interests	(1,995)	(1,365)
Contributions from noncontrolling interests	—	673
Other financing activity, net	81	24
Net cash provided by (used in) financing activities	98,571	(1,190,422)
Net (decrease) increase in cash and cash equivalents and restricted cash	(188,626)	413,679
Cash and cash equivalents and restricted cash at beginning of period	977,546	949,619
Cash and cash equivalents and restricted cash at end of period	$788,920	$1,363,298

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$840,850	$733,947
Restricted cash at beginning of period	136,696	215,672
Cash and cash equivalents and restricted cash at beginning of period	$977,546	$949,619

Cash and cash equivalents at end of period	$675,353	$1,204,863
Restricted cash at end of period	113,567	158,435
Cash and cash equivalents and restricted cash at end of period	$788,920	$1,363,298

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$149,310	$167,233
Cash payments for income taxes	$5,299	$3,627

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$(102,097)	$102,388
Write-off of fully depreciated assets	(42,515)	(68,003)
Forgiveness of mortgage principal	(27,005)	—
Accrued capital expenditures included in accounts payable and accrued expenses	22,020	21,323
Change in fair value of consolidated interest rate hedges and other	18,681	(41,142)
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real Estate	—	172,120
Receivable arising from the straight-lining of rents	—	26,362
Deferred leasing costs, net of accumulated amortization	—	60,308
Other	—	7,322
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	June 30, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land	$2,357,135	$2,408,914
Buildings and improvements	11,083,517	10,942,418
Development costs and construction in progress	1,012,045	890,143
Leasehold improvements and equipment	109,117	105,080
Total	14,561,814	14,346,555
Less accumulated depreciation and amortization	(4,411,617)	(4,191,075)
Real estate, net	10,150,197	10,155,480
Right-of-use assets	668,171	671,308
Net investment in lease	166,450	166,024
Cash and cash equivalents	675,353	840,850
Restricted cash	113,567	136,696
Tenant and other receivables	97,552	77,137
Investments in partially owned entities	2,229,224	1,941,278
Receivable arising from the straight-lining of rents	803,848	752,545
Deferred leasing costs, net of accumulated amortization of $242,589 and $233,448	379,374	374,620
Identified intangible assets, net of accumulated amortization of $85,206 and $81,962	106,820	110,593
Other assets	220,612	294,587
	$15,611,168	$15,521,118
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,844,730	$4,920,669
Senior unsecured notes, net	841,940	747,202
Unsecured term loan, net	840,030	797,337
Unsecured revolving credit facilities	918,000	720,420
Lease liabilities	696,225	699,640
Accounts payable and accrued expenses	354,074	376,190
Deferred compensation plan	98,746	113,778
Other liabilities	320,452	341,359
Total liabilities	8,914,197	8,716,595
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,653,539 and 16,650,713 units outstanding	654,484	554,136
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	658,019	557,671
Redeemable noncontrolling interest in a consolidated subsidiary	75,668	90,280
Total redeemable noncontrolling interests	733,687	647,951
Partners' equity:
Partners' capital	9,392,758	9,478,335
Earnings less than distributions	(3,631,204)	(3,491,603)
Accumulated other comprehensive income (loss)	26,033	(5)
Total partners' equity	5,787,587	5,986,727
Noncontrolling interests in consolidated subsidiaries	175,697	169,845
Total equity	5,963,284	6,156,572
	$15,611,168	$15,521,118
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Rental revenues	$405,073	$382,252	$804,257	$787,007
Fee and other income	57,169	59,185	117,090	116,009
Total revenues	462,242	441,437	921,347	903,016
EXPENSES:
Operating	(223,649)	(219,348)	(470,280)	(444,088)
Depreciation and amortization	(171,228)	(115,574)	(289,756)	(231,729)
General and administrative	(39,100)	(39,978)	(81,345)	(78,575)
Expense from deferred compensation plan liability	(2,483)	(3,123)	(3,064)	(2,034)
Transaction related costs and other	(173)	(721)	(935)	(764)
Total expenses	(436,633)	(378,744)	(845,380)	(757,190)

Income from partially owned entities	63,195	16,671	76,017	113,648
Interest and other investment income, net	8,989	11,056	18,316	19,317
Income from deferred compensation plan assets	2,483	3,123	3,064	2,034
Interest and debt expense	(89,582)	(87,929)	(178,788)	(183,745)
Gain on debt extinguishment	32,073	—	32,073	—
Gain on sales-type lease	—	803,248	—	803,248
Net gains on disposition of wholly owned and partially owned assets	—	8,488	—	24,039
Income before income taxes	42,767	817,350	26,649	924,367
Income tax expense	(3,571)	(4,123)	(9,479)	(11,316)
Net income	39,196	813,227	17,170	913,051
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(5,748)	10,981	6,942	21,414
Net income attributable to Vornado Realty L.P.	33,448	824,208	24,112	934,465
Preferred unit distributions	(15,553)	(15,554)	(31,107)	(31,109)
NET INCOME (LOSS) attributable to Class A unitholders	$17,895	$808,654	$(6,995)	$903,356

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.09	$3.87	$(0.03)	$4.33
Weighted average units outstanding	201,703	205,809	203,045	205,785

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.08	$3.71	$(0.03)	$4.15
Weighted average units outstanding	208,625	214,891	203,045	215,032
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$39,196	$813,227	$17,170	$913,051
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	6,275	(15,080)	18,681	(41,142)
Other comprehensive income (loss) of nonconsolidated subsidiaries	5,019	(3,668)	9,304	(11,251)
Comprehensive income	50,490	794,479	45,155	860,658
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(5,778)	11,105	6,820	21,725
Comprehensive income attributable to Vornado Realty L.P.	$44,712	$805,584	$51,975	$882,383

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2026:
Balance as of March 31, 2026	48,788	$1,182,345	188,098	$8,414,664	$(3,594,200)	$15,221	$164,742	$6,182,772
Net income attributable to Vornado Realty L.P.	—	—	—	—	33,448	—	—	33,448
Net income attributable to redeemable partnership units	—	—	—	—	(1,489)	—	—	(1,489)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	12,396	12,396
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,525)	—	—	(15,525)
Class A units issued to Vornado upon redemption of redeemable Class A units, at redemption value	—	—	409	11,711	—	—	—	11,711
Conversion of Series A preferred units to Class A units	(1)	(16)	1	16	—	—	—	—
Distributions	—	—	—	—	—	—	(1,470)	(1,470)
Repurchase of Class A units owned by Vornado	—	—	(1,787)	(71)	(53,426)	—	—	(53,497)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	5,019	—	5,019
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	6,275	—	6,275
Redeemable Class A unit measurement adjustment	—	—	—	(216,066)	—	467	—	(215,599)
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(920)	—	(920)
Consolidated subsidiaries	—	—	—	—	—	(29)	29	—
Other	1	176	—	(1)	(12)	—	—	163
Balance as of June 30, 2026	48,788	$1,182,505	186,721	$8,210,253	$(3,631,204)	$26,033	$175,697	$5,963,284

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2025:
Balance as of March 31, 2025	48,789	$1,182,364	191,949	$8,160,185	$(4,055,415)	$26,984	$175,851	$5,489,969
Net income attributable to Vornado Realty L.P.	—	—	—	—	824,208	—	—	824,208
Net income attributable to redeemable partnership units	—	—	—	—	(64,863)	—	—	(64,863)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(3,987)	(3,987)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,526)	—	—	(15,526)
Class A units issued to Vornado upon redemption of redeemable Class A units, at redemption value	—	—	92	3,427	—	—	—	3,427
Contributions	—	—	—	—	—	—	620	620
Distributions	—	—	—	—	—	—	(177)	(177)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(3,668)	—	(3,668)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(15,080)	—	(15,080)
Redeemable Class A unit measurement adjustment	—	—	—	47,851	—	2	—	47,853
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	1,494	—	1,494
Consolidated subsidiaries	—	—	—	—	—	124	(124)	—
Other	—	—	—	—	10	1	(320)	(309)
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$8,211,463	$(3,311,586)	$9,857	$171,863	$6,263,961
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)			Class A Units Owned by Vornado			Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units				Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2026:
Balance as of December 31, 2025	48,788	$1,182,345	190,666	$8,295,990	$(3,491,603)	$(5)	$169,845	$6,156,572
Net income attributable to Vornado Realty L.P.	—	—	—	—	24,112	—	—	24,112
Net loss attributable to redeemable partnership units	—	—	—	—	530	—	—	530
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	7,280	7,280
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(31,050)	—	—	(31,050)
Class A units issued to Vornado upon redemption of redeemable Class A units, at redemption value	—	—	586	16,987	—	—	—	16,987
Distributions	—	—	—	—	—	—	(1,548)	(1,548)
Repurchase of Class A units owned by Vornado	—	—	(4,533)	(181)	(133,215)	—	—	(133,396)
Conversion of Series A preferred units to Class A units	(1)	(16)	1	16	—	—	—	—
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	9,304	—	9,304
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	18,681	—	18,681
Redeemable Class A unit measurement adjustment	—	—	—	(102,558)	—	461	—	(102,097)
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(2,286)	—	(2,286)
Consolidated subsidiaries	—	—	—	—	—	(121)	121	—
Other	1	176	1	(1)	22	(1)	(1)	195
Balance as of June 30, 2026	48,788	$1,182,505	186,721	$8,210,253	$(3,631,204)	$26,033	$175,697	$5,963,284

						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado Realty L.P.	—	—	—	—	934,465	—	—	934,465
Net income attributable to redeemable partnership units	—	—	—	—	(72,752)	—	—	(72,752)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(6,988)	(6,988)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(31,052)	—	—	(31,052)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	1,193	48,578	—	—	—	48,578
Under Vornado’s employees’ share option plan	—	—	1	36	—	—	—	36
Contributions	—	—	—	—	—	—	673	673
Distributions	—	—	—	—	—	—	(186)	(186)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(11,251)	—	(11,251)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(41,142)	—	(41,142)
Redeemable Class A unit measurement adjustment	—	—	—	102,422	—	(34)	—	102,388
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	4,271	—	4,271
Consolidated subsidiaries	—	—	—	—	—	311	(311)	—
Other	—	—	—	—	2	2	(294)	(290)
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$8,211,463	$(3,311,586)	$9,857	$171,863	$6,263,961
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$17,170	$913,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	300,487	241,538
Equity in net income of partially owned entities	(76,017)	(113,648)
Distributions of income from partially owned entities	52,871	54,205
Straight-lining of rents	(52,508)	(19,706)
Gain on debt extinguishment	(32,073)	—
Stock-based compensation expense	13,459	13,541
Change in deferred tax liability	3,800	4,488
Amortization of below-market leases, net	(236)	(184)
Amortization of interest rate cap premiums	88	14,176
Prepaid lease payment (net of initial direct costs)	—	901,409
Gain on sales-type lease	—	(803,248)
Net gains on disposition of wholly owned and partially owned assets	—	(24,039)
Other non-cash adjustments	7,430	4,022
Changes in operating assets and liabilities:
Tenant and other receivables	(23,995)	(5,265)
Prepaid assets	(2,740)	14,578
Other assets	7,468	(48,632)
Lease liabilities	(3,415)	(39,498)
Accounts payable and accrued expenses	13,006	(20,388)
Other liabilities	(13,345)	(7,454)
Net cash provided by operating activities	211,450	1,078,946

Cash Flows from Investing Activities:
Investments in partially owned entities	(281,964)	(16,967)
Acquisitions of real estate and other	(171,840)	(22,771)
Additions to real estate	(120,333)	(152,513)
Proceeds from repayment of loan receivable	85,000	—
Development costs and construction in progress	(62,849)	(82,064)
Proceeds from sales of real estate and other	49,750	22,308
Distributions of capital from partially owned entities	3,589	3,323
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	749,000
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,839
Net cash (used in) provided by investing activities	(498,647)	525,155
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,714,781	$120,000
Repayments of borrowings	(1,415,569)	(1,278,232)
Repurchase of Class A units owned by Vornado	(133,396)	—
Deferred financing costs	(34,281)	(470)
Distributions to preferred unitholders	(31,050)	(31,052)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(1,995)	(1,365)
Contributions from noncontrolling interests in consolidated subsidiaries	—	673
Other financing activity, net	81	24
Net cash provided by (used in) financing activities	98,571	(1,190,422)
Net (decrease) increase in cash and cash equivalents and restricted cash	(188,626)	413,679
Cash and cash equivalents and restricted cash at beginning of period	977,546	949,619
Cash and cash equivalents and restricted cash at end of period	$788,920	$1,363,298

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$840,850	$733,947
Restricted cash at beginning of period	136,696	215,672
Cash and cash equivalents and restricted cash at beginning of period	$977,546	$949,619

Cash and cash equivalents at end of period	$675,353	$1,204,863
Restricted cash at end of period	113,567	158,435
Cash and cash equivalents and restricted cash at end of period	$788,920	$1,363,298

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$149,310	$167,233
Cash payments for income taxes	$5,299	$3,627

Non-Cash Information:
Redeemable Class A unit measurement adjustment	$(102,097)	$102,388
Write-off of fully depreciated assets	(42,515)	(68,003)
Forgiveness of mortgage principal	(27,005)	—
Accrued capital expenditures included in accounts payable and accrued expenses	22,020	21,323
Change in fair value of consolidated interest rate hedges and other	18,681	(41,142)
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real Estate	—	172,120
Receivable arising from the straight-lining of rents	—	26,362
Deferred leasing costs, net of accumulated amortization	—	60,308
Other	—	7,322
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.2% of the common limited partnership interest in the Operating Partnership as of June 30, 2026. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
During the first quarter of 2026, the Company reclassified certain properties to our Other segment to align with changes in internal reporting used by the chief operating decision maker ("CODM") for assessing performance and allocating resources. Prior period segment disclosures have been recast to conform to the current presentation. These changes primarily impacted Note 4 - Revenue Recognition and Note 19 - Segment Information.
3.    Recently Issued Accounting Literature
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and six months ended June 30, 2026 and 2025 is set forth in Note 19 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2026				For the Three Months Ended June 30, 2025
	Total	New York(1)	Other(1)		Total	New York(1)	Other(1)
Property rentals	$380,255	$313,900	$66,355		$360,167	$289,746	$70,421
Trade shows	6,577	—	6,577		6,415	—	6,415
Sales-type lease income	2,537	2,537	—		1,594	1,594	—
Lease revenues(2)	389,369	316,437	72,932		368,176	291,340	76,836
Tenant services	10,497	7,373	3,124		9,084	6,497	2,587
Parking revenues	5,207	4,019	1,188		4,992	3,941	1,051
Rental revenues	405,073	327,829	77,244		382,252	301,778	80,474
BMS cleaning fees	33,344	35,848	(2,504)	(3)	37,431	39,744	(2,313)	(3)
Management and leasing fees	2,658	2,701	(43)		2,926	3,150	(224)
Other income	21,167	13,938	7,229		18,828	11,850	6,978
Fee and other income	57,169	52,487	4,682		59,185	54,744	4,441
Total revenues	$462,242	$380,316	$81,926		$441,437	$356,522	$84,915
_________________
See notes below

(Amounts in thousands)	For the Six Months Ended June 30, 2026				For the Six Months Ended June 30, 2025
	Total	New York(1)	Other(1)		Total	New York(1)	Other(1)
Property rentals	$753,610	$619,423	$134,187		$742,681	$600,434	$142,247
Trade shows	13,179	—	13,179		12,851	—	12,851
Sales-type lease income	5,067	5,067	—		1,594	1,594	—
Lease revenues(2)	771,856	624,490	147,366		757,126	602,028	155,098
Tenant services	22,029	15,837	6,192		20,019	14,657	5,362
Parking revenues	10,372	8,047	2,325		9,862	7,765	2,097
Rental revenues	804,257	648,374	155,883		787,007	624,450	162,557
BMS cleaning fees	72,687	77,917	(5,230)	(3)	73,907	78,241	(4,334)	(3)
Management and leasing fees	5,373	5,623	(250)		5,956	6,355	(399)
Other income	39,030	25,888	13,142		36,146	22,022	14,124
Fee and other income	117,090	109,428	7,662		116,009	106,618	9,391
Total revenues	$921,347	$757,802	$163,545		$903,016	$731,068	$171,948
________________
(1)We have recast certain prior period disclosures to reflect changes to the property composition of our reportable segments. See Note 2 - Basis of Presentation for additional information.
(2)The components of lease revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed billings	$351,283	$341,263	$691,923	$690,139
Variable billings	35,549	25,319	74,866	65,393
Total contractual operating lease billings	386,832	366,582	766,789	755,532
Sales-type lease income	2,537	1,594	5,067	1,594
Lease revenues	$389,369	$368,176	$771,856	$757,126
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of June 30, 2026, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.079 billion aggregate liquidation preference of preferred equity interests in certain of the properties. The preferred equity has an annual coupon of 4.75% through April 2029, and will then be based on a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of June 30, 2026, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $700,993,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of June 30, 2026, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of June 30, 2026, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s June 30, 2026 closing share price of $275.56, was $455,795,000, or $374,802,000 in excess of the carrying amount on our consolidated balance sheets. As of June 30, 2026, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $25,221,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
On May 28, 2026, Alexander’s completed the sale of its Rego Park I property for $235,500,000. As a result of the sale, we recognized our $44,329,000 share of the net gain and received a $2,355,000 sales commission paid by Alexander’s, of which $500,000 was paid to a third-party broker.
Park Avenue Plaza
On June 11, 2026, we completed the purchase of a 49.0% interest in Park Avenue Plaza at a gross asset valuation of $1.1 billion ($950 per square foot). We acquired our interest subject to our share of the $575,000,000 loan encumbering the property, resulting in a cash purchase price of approximately $230,000,000, net of seller credits and inclusive of transaction costs. The loan bears interest at a fixed rate of 2.99% and matures in November 2031.
Park Avenue Plaza is a 45-story, 1.2 million rentable square foot building located at 55 East 52nd Street. The office building, co-owned by Fisher Brothers, has protected Park Avenue views and occupies the full through-block between East 52nd and East 53rd Street.
Fisher Brothers retains its current 51.0% ownership interest and continues to manage and lease the property. Vornado and Fisher Brothers have joint control over major decisions.

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
61 Ninth Avenue
On May 8, 2026, a joint venture, in which we have a 45.1% interest, completed a $161,000,000 refinancing of 61 Ninth Avenue. The interest-only mortgage loan matures in June 2028, with a nine-month extension option subject to certain conditions, and bears interest at SOFR plus 3.00% in year one, SOFR plus 3.35% for year two, and SOFR plus 3.85% during the extension period. The refinancing replaced the joint venture’s prior $167,500,000 mortgage loan on the property. On February 2, 2026, the joint venture extended the prior loan’s maturity by seven months and simultaneously paid down the principal balance by $12,500,000 to $155,000,000.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2026	Balance as of
		June 30, 2026	December 31, 2025
Investments:
Fifth Avenue and Times Square JV (see page 22 for details)	51.5%	$1,534,771	$1,538,141
Partially owned office buildings/land(1)	Various	404,863	148,958
Alexander's (see page 22 for details):	32.4%	80,993	47,276
Other investments(2)	Various	208,597	206,903
		$2,229,224	$1,941,278
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(41,895)	$(65,726)
85 Tenth Avenue	49.9%	(27,065)	(25,198)
		$(68,960)	$(90,924)
____________________
(1)Includes interests in 280 Park Avenue, Park Avenue Plaza, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.    Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2026	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 22 for details):
Equity in net income	51.5%	$5,613	$3,649	$9,936	$9,486
Return on preferred equity, net of our share of the expense		6,173	6,503	12,278	15,046
Net gain on sale		—	—	—	76,162
		11,786	10,152	22,214	100,694
Alexander's (see page 22 for details):
Equity in net income	32.4%	2,319	1,919	3,774	5,842
Management, leasing and development fees		3,492	1,406	4,737	3,039
Net gain on sale		44,329	—	44,329	—
		50,140	3,325	52,840	8,881

Partially owned office buildings(1)	Various	(1,962)	(2,355)	(4,797)	(5,977)

Other investments(2)	Various	3,231	5,549	5,760	10,050

		$63,195	$16,671	$76,017	$113,648
____________________
(1)Includes interests in 280 Park Avenue, Park Avenue Plaza, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
6. Acquisitions
3 East 54th Street
On January 7, 2026, we acquired 3 East 54th Street, an asset situated on 18,400 square feet of land, for $141,000,000, which is included in “development costs and construction in progress” on our consolidated balance sheets. Previously, in July 2025, we purchased the $35,000,000 A-Note secured by the property at par plus accrued interest, and in August 2024, we purchased the $50,000,000 B-Note secured by the property. The A-Note and B-Note were in default. The $107,000,000 loan balance, including default interest and advances, was credited towards the purchase price.
3 East 54th Street is located between Fifth Avenue and Madison Avenue on 54th Street, adjacent to the St. Regis Hotel and our Upper Fifth Avenue retail properties. The land is zoned for approximately 232,500 buildable square feet as-of-right, and we are in the process of demolishing the existing buildings on the site.
7.    Dispositions
606 Broadway
On May 14, 2026, a 50.0% owned consolidated joint venture completed the sale of 606 Broadway. The purchaser acquired the non-recourse mortgage loan, which was in maturity default, at a discount and paid the joint venture $3,000,000 in cash ($2,400,000 to Vornado). The transaction resulted in a $32,073,000 gain on debt extinguishment, of which $15,932,000 is attributable to noncontrolling interests. The property was previously impaired in the fourth quarter of 2023, and had a carrying value of $52,073,000 as of the sale date.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily in-place and above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	June 30, 2026	December 31, 2025
Identified intangible assets:
Gross amount	$192,026	$192,555
Accumulated amortization	(85,206)	(81,962)
Total, net	$106,820	$110,593
Identified intangible liabilities (included in other liabilities):
Gross amount	$130,080	$134,499
Accumulated amortization	(110,021)	(113,271)
Total, net	$20,059	$21,228
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $135,000 and $96,000 for the three months ended June 30, 2026 and 2025, respectively, and $236,000 and $184,000 for the six months ended June 30, 2026 and 2025, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,418,000 and $1,422,000 for the three months ended June 30, 2026 and 2025, respectively, and $2,837,000 and $2,873,000 for the six months ended June 30, 2026 and 2025, respectively.
9.    Debt
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
2031 Revolving Credit Facility
On January 7, 2026, we completed a $1.105 billion refinancing of one of our two revolving credit facilities. On February 4, 2026, the facility was upsized to $1.130 billion. The $1.130 billion amended facility currently bears interest at a rate of SOFR plus 1.01% and is scheduled to mature in February 2031 (as fully extended). The facility fee is 24 basis points. The facility replaced the previous $1.25 billion revolving credit facility which was scheduled to mature in December 2027.
2029 Revolving Credit Facility
On January 7, 2026, we upsized our $915,000,000 revolving credit facility that matures in April 2029 (as fully extended) to $1.0 billion. The credit facility currently bears interest at a rate of SOFR plus 1.16% and has a facility fee of 24 basis points.
Unsecured Term Loan
On January 7, 2026, we completed a refinancing of our unsecured term loan and upsized the loan amount to $850,000,000. The loan bears interest at SOFR plus 1.15% and matures in February 2031 (as fully extended). The loan replaced the previous $800,000,000 term loan which bore interest at SOFR plus 1.25% and was scheduled to mature in December 2027.
Senior Unsecured Notes Due 2033
On January 14, 2026, we completed a public offering of $500,000,000 5.75% senior unsecured notes due February 1, 2033 (“2033 Notes”). Interest on the senior unsecured notes is payable semi-annually on February 1 and August 1, commencing August 1, 2026. The 2033 Notes were sold at 99.824% of their face amount to yield 5.78%. A portion of the $494,000,000 net proceeds from the 2033 Notes was used to repay our $400,000,000 senior unsecured notes at their June 2026 maturity.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

9.    Debt - continued
350 Park Avenue
On March 10, 2026, an affiliate of Kenneth C. Griffin (“KG”) provided a $400,000,000 mortgage loan secured by 350 Park Avenue, the proceeds of which were used to defease the existing $400,000,000 mortgage loan in connection with the site’s development. The new interest-only loan bears interest at a fixed rate of 4.00% and matures in January 2027. Concurrently, and in connection with the planned development, Citadel Enterprise Americas LLC vacated the building and assigned its existing master lease to an affiliate of KG as tenant, and the lease was amended to provide for net rent of $16,000,000 per annum, equal to the interest payments under the new mortgage loan.
Senior Unsecured Notes Due 2026
We repaid our $400,000,000 2.15% senior unsecured notes on their June 1, 2026 maturity date.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of June 30, 2026(1)	Balance as of
		June 30, 2026	December 31, 2025
Mortgages Payable:
Fixed rate(2)	4.98%	$3,340,000	$3,415,000
Variable rate(3)	5.48%	1,529,543	1,529,037
Total	5.14%	4,869,543	4,944,037
Deferred financing costs, net and other		(24,813)	(23,368)
Total, net		$4,844,730	$4,920,669
Unsecured Debt:
Senior unsecured notes	4.78%	$850,000	$750,000
Deferred financing costs, net and other		(8,060)	(2,798)
Senior unsecured notes, net		841,940	747,202

Unsecured term loan	4.20%	850,000	800,000
Deferred financing costs, net and other		(9,970)	(2,663)
Unsecured term loan, net		840,030	797,337

Unsecured revolving credit facilities	4.07%	918,000	720,420

Total, net		$2,599,970	$2,264,959
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements. As of June 30, 2026, $1,285,000 of our variable rate debt is subject to interest rate cap arrangements, of which $645,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.22% and a weighted average remaining term of seven months.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$443,982	$622,941	$557,671	$711,943
Net income (loss)	1,489	64,863	(530)	72,752
Other comprehensive income (loss)	920	(1,494)	2,286	(4,271)
Distributions	(28)	(29)	(57)	(522)
Redemption of Class A units for Vornado common shares, at redemption value	(11,711)	(3,427)	(16,987)	(48,578)
Redeemable Class A unit measurement adjustment	215,599	(47,853)	102,097	(102,388)
Other, net	7,768	7,464	13,539	13,529
Ending balance	$658,019	$642,465	$658,019	$642,465
As of June 30, 2026 and December 31, 2025, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $654,484,000 and $554,136,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,571,000 and $49,465,000 as of June 30, 2026 and December 31, 2025, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building. As of June 30, 2026, a historic tax credit investor (the "Tax Credit Investor") has funded $209,661,000 of capital contributions in connection with the Farley Building development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Building at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and six months ended June 30, 2026 and 2025.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$82,706	$115,283	$90,280	$122,715
Net loss	(6,648)	(6,994)	(14,222)	(14,426)
Distributions	(390)	(657)	(390)	(657)
Ending balance	$75,668	$107,632	$75,668	$107,632

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$—	$—	$—
Preferred shares/units(1):
Convertible preferred:
6.50% Series A: authorized 7,838 and 9,180 shares/units(2)	0.8125	0.8125	1.6250	1.6250
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	0.6750	0.6750
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.6562	0.6562
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.6562	0.6562
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781	0.5562	0.5562
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
Share Repurchase Program
In April 2023, our Board of Trustees authorized a share repurchase plan under which Vornado is authorized to repurchase up to $200,000,000 of its outstanding common shares. Subsequently, on April 29, 2026, our Board of Trustees authorized an additional $300,000,000 under the share repurchase plan. To the extent Vornado repurchases any of its common shares, in order to fund the common share repurchase and maintain the one-to-one ratio of the number of Vornado common shares outstanding and the number of Class A units owned by Vornado, the Operating Partnership will repurchase from Vornado an equal number of its Class A units at the same price.
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
During the three months ended June 30, 2026, Vornado repurchased 1,787,090 common shares for $53,461,000 at an average price per share of $29.92. In total, Vornado has repurchased 8,019,658 common shares at an average price per share of $26.61. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of June 30, 2026, $286,590,000 remained available for repurchases under the plan.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

12.    Stock-based Compensation
2026 Omnibus Share Plan
On May 21, 2026, our shareholders approved the 2026 Omnibus Share Plan (the “Plan”), which replaces the 2023 Omnibus Share Plan. Under the Plan, the Compensation Committee of Vornado’s Board of Trustees (the “Committee”) may grant incentive and nonqualified Vornado stock options, restricted Vornado common shares, restricted Operating Partnership units (“LTIP Units”), outperformance plan awards (“OPP Units”), appreciation-only long-term incentive plan units (“AO LTIP Units”), performance conditioned appreciation-only long-term incentive plan units (“Performance AO LTIP Units”), and long-term performance plan LTIP units (“LTPP Units”) to certain of our employees and officers. Awards may be granted up to a maximum of 8,000,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 16,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are securities that have a value equivalent to the underlying Vornado common share or Class A unit of the Operating Partnership, such as restricted Vornado common shares or LTIP Units. Vornado stock options, AO LTIP Units and Performance AO LTIP Units are Not Full Value Awards; these securities require the payment of an exercise price.
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
LTPP Units granted during the six months ended June 30, 2026 had a grant date fair value of $18,711,000.
Below is a summary of our stock-based compensation expense, a component of “general and administrative” expense on our consolidated statements of income.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
LTIP Units	$3,708	$4,058	$5,968	$6,595
Performance AO LTIP Units	2,587	2,906	5,335	5,782
LTPP Units	1,509	469	2,145	953
OPP Units	—	86	11	211
	$7,804	$7,519	$13,459	$13,541

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Vornado	$31,959	$759,345	$24,642	$861,713
Preferred share dividends	(15,525)	(15,526)	(31,050)	(31,052)
Net income (loss) attributable to common shareholders	16,434	743,819	(6,408)	830,661
Distributions and earnings allocated to unvested participating securities	—	—	—	—
Numerator for basic income (loss) per common share	16,434	743,819	(6,408)	830,661
Impact of assumed conversion of dilutive convertible securities	—	425	—	735
Numerator for diluted income (loss) per common share	$16,434	$744,244	$(6,408)	$831,396

Denominator:
Denominator for basic income (loss) per common share - weighted average shares	187,279	191,984	188,462	191,680
Effect of dilutive securities(1):
Share-based payment awards	6,922	7,740	—	7,951
Convertible securities	—	1,342	—	1,296
Denominator for diluted income (loss) per common share - weighted average shares and assumed conversions	194,201	201,066	188,462	200,927

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.09	$3.87	$(0.03)	$4.33
Diluted	$0.08	$3.70	$(0.03)	$4.14
________________________
(1)The calculation of diluted income (loss) per common share for the three and six months ended June 30, 2026 excluded weighted average potential common shares of 1,546 and 8,141, respectively, as their effect was antidilutive. For the three and six months ended June 30, 2025, there were no antidilutive potential common share equivalents.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Vornado Realty L.P.	$33,448	$824,208	$24,112	$934,465
Preferred unit distributions	(15,553)	(15,554)	(31,107)	(31,109)
Net income (loss) attributable to Class A unitholders	17,895	808,654	(6,995)	903,356
Distributions and earnings allocated to unvested participating securities	(196)	(11,272)	—	(12,644)
Numerator for basic income (loss) per Class A unit	17,699	797,382	(6,995)	890,712
Impact of assumed conversion of dilutive convertible securities	—	425	—	735
Numerator for diluted income (loss) per Class A unit	$17,699	$797,807	$(6,995)	$891,447

Denominator:
Denominator for basic income (loss) per Class A unit - weighted average units	201,703	205,809	203,045	205,785
Effect of dilutive securities(1):
Unit-based payment awards	6,922	7,740	—	7,951
Convertible securities	—	1,342	—	1,296
Denominator for diluted income (loss) per Class A unit - weighted average units and assumed conversions	208,625	214,891	203,045	215,032

INCOME (LOSS) PER CLASS A UNIT:
Basic	$0.09	$3.87	$(0.03)	$4.33
Diluted	$0.08	$3.71	$(0.03)	$4.15
________________________
(1)The calculation of diluted income (loss) per Class A unit for the three and six months ended June 30, 2026 excluded weighted average potential Class A units of 1,546 and 8,141, respectively, as their effect was antidilutive. For the three and six months ended June 30, 2025, there were no antidilutive potential Class A unit equivalents.
14.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of June 30, 2026 and December 31, 2025, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of June 30, 2026 and December 31, 2025, $285,715,000 and $264,336,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs were included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of June 30, 2026 and December 31, 2025, $0 and $107,166,000, respectively were included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of June 30, 2026 and December 31, 2025 was $351,144,000 and $374,502,000, respectively.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Building and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of June 30, 2026, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,556,770,000 and $2,657,486,000, respectively. As of December 31, 2025, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,734,109,000 and $2,744,932,000, respectively.

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

(Amounts in thousands)	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($15,967 included in restricted cash and $82,779 in other assets)	$98,746	$62,739	$—	$36,007
Interest rate swaps and caps designated as a hedge (included in other assets)	33,908	—	33,908	—
Interest rate caps not designated as a hedge (included in other assets)	1,202	—	1,202	—
Total assets	$133,856	$62,739	$35,110	$36,007

Mandatorily redeemable instruments (included in other liabilities)	$49,571	$49,571	$—	$—
Interest rate caps not designated as a hedge (included in other liabilities)	1,061	—	1,061	—
Total liabilities	$50,632	$49,571	$1,061	$—

(Amounts in thousands)	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($17,590 included in restricted cash and $96,188 in other assets)	$113,778	$73,192	$—	$40,586
Loans receivable (included in other assets)	107,166	—	—	107,166
Interest rate swaps and caps designated as a hedge (included in other assets)	13,985	—	13,985	—
Interest rate caps not designated as a hedge (included in other assets)	42	—	42	—
Total assets	$234,971	$73,192	$14,027	$147,752

Mandatorily redeemable instruments (included in other liabilities)	$49,465	$49,465	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	3,093	—	3,093	—
Total liabilities	$52,558	$49,465	$3,093	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Beginning balance	$40,924	$40,586
Purchases	318	4,655
Sales	(2,334)	(7,562)
Realized and unrealized losses	(3,787)	(3,263)
Other, net	886	1,591
Ending balance	$36,007	$36,007
Loans Receivable
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Beginning balance	$—	$107,166
Repayments(1)	—	(107,337)	(1)
Interest accrual	—	171
Ending balance	$—	$—
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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of June 30, 2026 and December 31, 2025.

(Amounts in thousands)	As of June 30, 2026						As of December 31, 2025
	Notional Amount		All-In Swapped Rate		Swap/Cap Expiration Date	Fair Value Asset	Fair Value Asset	Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan	$840,000	(1)	5.56%	(2)	05/28	$10,244	$—	$2,119
Unsecured term loan	750,000		4.12%		(3)	4,256	3,522	—
Unsecured revolving credit facility	575,000		3.74%		08/27	8,113	5,208	—
One Park Avenue mortgage loan	500,000	(4)	4.52%		07/27	6,124	4,189	—
100 West 33rd Street mortgage loan	480,000		5.26%		06/27	2,485	—	736
1290 Avenue of the Americas mortgage loan	200,000	(5)	4.58%	(6)	09/27	2,289	1,047	—
435 Seventh Avenue mortgage loan(7)						—	—	238
Interest rate caps:
Various mortgage loans						397	19	—
						$33,908	$13,985	$3,093
______________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)The variable rate spread will increase by 25 basis points in May 2027.
(3)Represents the aggregate fair value of various interest rate swap arrangements to hedge interest payments on our unsecured term loan, which matures in February 2031. The impact of these interest rate swap arrangements is detailed below:

	Swapped Balance	All-In Swapped Rate	Unswapped Balance (bears interest at S+115)
Through 10/26	$750,000	4.12%	$100,000
10/26 through 07/27	250,000	3.89%	600,000
07/27 through 08/27	50,000	3.89%	800,000

(4)The remaining $25,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.78% (5.41% as of June 30, 2026) and has a 5.20% SOFR strike rate cap in place until February 2028.
(5)The remaining $750,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.62% (5.25% as of June 30, 2026) and has a 4.00% SOFR strike rate cap in place until November 2026.
(6)The variable rate spread will increase by 25 basis points in November 2026.
(7)On April 5, 2026, the $75,000 notional interest rate swap expired.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of June 30, 2026 and December 31, 2025.
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

(Amounts in thousands)	As of June 30, 2026			As of December 31, 2025
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$504,815		$505,000	$508,812		$509,000
Debt:
Mortgages payable	$4,869,543		$4,671,000	$4,944,037		$4,754,000
Senior unsecured notes	850,000		824,000	750,000		714,000
Unsecured term loan	850,000		850,000	800,000		800,000
Unsecured revolving credit facilities	918,000		918,000	720,420		720,000
Total	$7,487,543	(1)	$7,263,000	$7,214,457	(1)	$6,988,000
______________________
(1)Excludes $42,843 and $28,829 of deferred financing costs, net and other as of June 30, 2026 and December 31, 2025, respectively.
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest on cash and cash equivalents and restricted cash	$8,816	$9,709	$17,521	$16,670
Interest on loans receivable	155	1,325	424	2,482
Income from real estate fund investments	—	22	—	165
Other, net	18	—	371	—
	$8,989	$11,056	$18,316	$19,317

17.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$95,436	$86,313	$189,156	$180,161
Capitalized interest and debt expense	(11,069)	(9,533)	(21,187)	(20,401)
Amortization of deferred financing costs	5,189	4,699	10,731	9,809
Amortization of interest rate cap premiums	26	6,450	88	14,176
	$89,582	$87,929	$178,788	$183,745

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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of June 30, 2026, the aggregate dollar amount of these guarantees is approximately $196,733,000, including partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

18. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of June 30, 2026, $23,720,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2026, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of June 30, 2026, we had construction commitments aggregating approximately $22,858,000.
19.    Segment Information
The Company’s operating segments are based on our method of internal reporting which classifies our operations by geographic area. We aggregate these operating segments into two reportable segments, New York and Other, which are based on similar economic characteristics.
Net operating income ("NOI") at share represents total revenues less operating expenses including our share of partially owned entities. The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer, who considers NOI at share to be the measure of segment profit and loss for making decisions on how to allocate resources and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity.
We have recast certain prior period disclosures to reflect changes to our reportable segments. See Note 2 - Basis of Presentation for additional information.
Below is a summary of NOI at share by segment for the three and six months ended June 30, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended June 30, 2026
	Total	New York	Other
Total revenues	$462,242	$380,316	$81,926
Deduct: operating expenses(1)	(223,649)	(194,620)	(29,029)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,167)	(4,880)	(6,287)
Add: NOI from partially owned entities	76,638	70,882	5,756
NOI at share	$304,064	$251,698	$52,366

(Amounts in thousands)	For the Three Months Ended June 30, 2025
	Total	New York	Other
Total revenues	$441,437	$356,522	$84,915
Deduct: operating expenses(1)	(219,348)	(187,107)	(32,241)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,643)	(2,898)	(7,745)
Add: NOI from partially owned entities	66,227	63,587	2,640
NOI at share	$277,673	$230,104	$47,569

(Amounts in thousands)	For the Six Months Ended June 30, 2026
	Total	New York	Other
Total revenues	$921,347	$757,802	$163,545
Deduct: operating expenses(1)	(470,280)	(398,048)	(72,232)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(19,826)	(7,825)	(12,001)
Add: NOI from partially owned entities	144,946	136,318	8,628
NOI at share	$576,187	$488,247	$87,940
_______________________________
See note on the following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

19. Segment Information - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2025
	Total	New York	Other
Total revenues	$903,016	$731,068	$171,948
Deduct: operating expenses(1)	(444,088)	(369,530)	(74,558)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(21,303)	(6,059)	(15,244)
Add: NOI from partially owned entities	133,338	127,446	5,892
NOI at share	$570,963	$482,925	$88,038
_____________________
(1)Includes various expenses associated with operating our properties, including but not limited to: real estate taxes, ground rent, insurance, and utilities. Our CODM is not regularly provided with significant expense categories and amounts included within net operating income at share.
Below is a reconciliation of NOI at share to income before income taxes for the three and six months ended June 30, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NOI at share	$304,064	$277,673	$576,187	$570,963
NOI attributable to noncontrolling interests in consolidated subsidiaries	11,167	10,643	19,826	21,303
NOI from partially owned entities	(76,638)	(66,227)	(144,946)	(133,338)
Net gains on disposition of wholly owned and partially owned assets	—	8,488	—	24,039
Gain on debt extinguishment	32,073	—	32,073	—
Gain on sales-type lease	—	803,248	—	803,248
Interest and debt expense	(89,582)	(87,929)	(178,788)	(183,745)
Interest and other investment income, net	8,989	11,056	18,316	19,317
Income from partially owned entities	63,195	16,671	76,017	113,648
Transaction related costs and other	(173)	(721)	(935)	(764)
General and administrative expense	(39,100)	(39,978)	(81,345)	(78,575)
Depreciation and amortization expense	(171,228)	(115,574)	(289,756)	(231,729)
Income before income taxes	$42,767	$817,350	$26,649	$924,367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of June 30, 2026, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of June 30, 2026, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 3, 2026

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2026. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.2% of the common limited partnership interest in the Operating Partnership as of June 30, 2026. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended June 30, 2026 Financial Results Summary
Net income attributable to common shareholders for the quarter ended June 30, 2026 was $16,434,000, or $0.08 per diluted share, compared to $743,819,000, or $3.70 per diluted share, for the prior year’s quarter. The decrease is primarily due to the $803,248,000 gain related to the 770 Broadway master lease with New York University ("NYU") during the three months ended June 30, 2025.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2026 was $144,078,000, or $0.74 per diluted share, compared to $120,928,000, or $0.60 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2026 and 2025 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2026 by $13,005,000, or $0.07 per diluted share, and $7,604,000, or $0.04 per diluted share, for the quarter ended June 30, 2025.
Six Months Ended June 30, 2026 Financial Results Summary
Net loss attributable to common shareholders for the six months ended June 30, 2026 was $6,408,000, or $0.03 per diluted share, compared to net income attributable to common shareholders of $830,661,000, or $4.14 per diluted share, for the six months ended June 30, 2025. The decrease is primarily due to the $803,248,000 gain related to the 770 Broadway master lease with NYU during the six months ended June 30, 2025.
FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2026 was $240,391,000, or $1.22 per diluted share, compared to $256,028,000, or $1.27 per diluted share, for the six months ended June 30, 2025. FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2026 and 2025 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2026 by $6,150,000, or $0.03 per diluted share and $16,400,000, or $0.08 per diluted share for the six months ended June 30, 2025.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
606 Broadway debt extinguishment gain, net of noncontrolling interests	$(16,141)	$—	$(16,141)	$—
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	2,679	3,337	5,663	6,542
Gain on sale of Canal Street residential condominium units	—	(8,362)	—	(10,337)
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	—	—	—	(11,110)
Other	(656)	(3,217)	3,797	(2,895)
	(14,118)	(8,242)	(6,681)	(17,800)
Noncontrolling interests' share of above adjustments on a dilutive basis	1,113	638	531	1,400
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(13,005)	$(7,604)	$(6,150)	$(16,400)

Overview - continued
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

	Total	New York	THE MART	555 California Street(1)
Same store NOI at share % increase (decrease)
Three months ended June 30, 2026 compared to June 30, 2025	9.8%	11.9%	9.1%	(14.3)%
Six months ended June 30, 2026 compared to June 30, 2025	8.1%	10.5%	5.7%	(17.9)%
Same store NOI at share - cash basis % increase (decrease)
Three months ended June 30, 2026 compared to June 30, 2025	2.9%	6.2%	15.1%	(48.6)%
Six months ended June 30, 2026 compared to June 30, 2025	0.8%	4.7%	9.3%	(49.9)%
____________________________
(1)Variance in same store NOI at share vs. same store NOI at share - cash basis is primarily due to GAAP rent commencing on new leases with free rent periods.
Calculations of same store NOI at share, reconciliations of our net income (loss) to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Acquisitions
Park Avenue Plaza
On June 11, 2026, we completed the purchase of a 49.0% interest in Park Avenue Plaza at a gross asset valuation of $1.1 billion ($950 per square foot). We acquired our interest subject to our share of the $575,000,000 loan encumbering the property, resulting in a cash purchase price of approximately $230,000,000, net of seller credits and inclusive of transaction costs. The loan bears interest at a fixed rate of 2.99% and matures in November 2031.
Park Avenue Plaza is a 45-story, 1.2 million rentable square foot building located at 55 East 52nd Street. The office building, co-owned by Fisher Brothers, has protected Park Avenue views and occupies the full through-block between East 52nd and East 53rd Street.
Fisher Brothers retains its current 51.0% ownership interest and continues to manage and lease the property. Vornado and Fisher Brothers have joint control over major decisions.
3 East 54th Street
On January 7, 2026, we acquired 3 East 54th Street, an asset situated on 18,400 square feet of land, for $141,000,000. Previously, in July 2025, we purchased the $35,000,000 A-Note secured by the property at par plus accrued interest, and in August 2024, we purchased the $50,000,000 B-Note secured by the property. The A-Note and B-Note were in default. The $107,000,000 loan balance, including default interest and advances, was credited towards the purchase price.
3 East 54th Street is located between Fifth Avenue and Madison Avenue on 54th Street, adjacent to the St. Regis Hotel and our Upper Fifth Avenue retail properties. The land is zoned for approximately 232,500 buildable square feet as-of-right, and we are in the process of demolishing the existing buildings on the site.
Dispositions
606 Broadway
On May 14, 2026, a 50.0% owned consolidated joint venture completed the sale of 606 Broadway. The purchaser acquired the non-recourse mortgage loan, which was in maturity default, at a discount and paid the joint venture $3,000,000 in cash ($2,400,000 to Vornado). The transaction resulted in a $32,073,000 gain on debt extinguishment, of which $15,932,000 is attributable to noncontrolling interests. The property was previously impaired in the fourth quarter of 2023, and had a carrying value of $52,073,000 as of the sale date.
Alexander’s, Inc. (“Alexander’s”)
On May 28, 2026, Alexander’s, in which we own a 32.4% interest, completed the sale of its Rego Park I property for $235,500,000. As a result of the sale, we recognized our $44,329,000 share of the net gain and received a $2,355,000 sales commission paid by Alexander’s, of which $500,000 was paid to a third-party broker.

Overview - continued
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
2031 Revolving Credit Facility
On January 7, 2026, we completed a $1.105 billion refinancing of one of our two revolving credit facilities. On February 4, 2026, the facility was upsized to $1.130 billion. The $1.130 billion amended facility currently bears interest at a rate of SOFR plus 1.01% and is scheduled to mature in February 2031 (as fully extended). The facility fee is 24 basis points. The facility replaced the previous $1.25 billion revolving credit facility which was scheduled to mature in December 2027.
2029 Revolving Credit Facility
On January 7, 2026, we upsized our $915,000,000 revolving credit facility that matures in April 2029 (as fully extended) to $1.0 billion. The credit facility currently bears interest at a rate of SOFR plus 1.16% and has a facility fee of 24 basis points.
Unsecured Term Loan
On January 7, 2026, we completed a refinancing of our unsecured term loan and upsized the loan amount to $850,000,000. The loan bears interest at SOFR plus 1.15% and matures in February 2031 (as fully extended). The loan replaced the previous $800,000,000 term loan which bore interest at SOFR plus 1.25% and was scheduled to mature in December 2027.
Senior Unsecured Notes Due 2033
On January 14, 2026, we completed a public offering of $500,000,000 5.75% senior unsecured notes due February 1, 2033 (“2033 Notes”). Interest on the senior unsecured notes is payable semi-annually on February 1 and August 1, commencing August 1, 2026. The 2033 Notes were sold at 99.824% of their face amount to yield 5.78%. A portion of the $494,000,000 net proceeds from the 2033 Notes was used to repay our $400,000,000 senior unsecured notes at their June 2026 maturity.
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
350 Park Avenue
On March 10, 2026, an affiliate of Kenneth C. Griffin (“KG”) provided a $400,000,000 mortgage loan secured by 350 Park Avenue, the proceeds of which were used to defease the existing $400,000,000 mortgage loan in connection with the site’s development. The new interest-only loan bears interest at a fixed rate of 4.00% and matures in January 2027. Concurrently, and in connection with the planned development, Citadel Enterprise Americas LLC vacated the building and assigned its existing master lease to an affiliate of KG as tenant, and the lease was amended to provide for net rent of $16,000,000 per annum, equal to the interest payments under the new mortgage loan.
Sustainability Margin Adjustment
In April 2026, we qualified for a sustainability margin adjustment on our unsecured term loan and $1.130 billion revolving credit facility and re-qualified on our $1.0 billion revolving credit facility by achieving certain Key Performance Indicator (“KPI”) metrics, which reduced our interest rate by 0.05% for our term loan and 0.04% for our credit facilities.

Overview - continued
Financings - continued
61 Ninth Avenue
On May 8, 2026, a joint venture, in which we have a 45.1% interest, completed a $161,000,000 refinancing of 61 Ninth Avenue. The interest-only mortgage loan matures in June 2028, with a nine-month extension option subject to certain conditions, and bears interest at SOFR plus 3.00% in year one, SOFR plus 3.35% for year two, and SOFR plus 3.85% during the extension period. The refinancing replaced the joint venture’s prior $167,500,000 mortgage loan on the property. On February 2, 2026, the joint venture extended the prior loan’s maturity by seven months and simultaneously paid down the principal balance by $12,500,000 to $155,000,000.
Senior Unsecured Notes Due 2026
We repaid our $400,000,000 2.15% senior unsecured notes on their June 1, 2026 maturity date.
Share Repurchase Program
During the three months ended June 30, 2026, we repurchased 1,787,090 common shares for $53,461,000 at an average price per share of $29.92.
In April 2023, our Board of Trustees authorized a share repurchase plan under which Vornado is authorized to repurchase up to $200,000,000 of its outstanding common shares. Subsequently, on April 29, 2026, our Board of Trustees authorized an additional $300,000,000 under the share repurchase plan. As of August 3, 2026, $286,590,000 remained available for repurchases.

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

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Three Months Ended June 30, 2026
Total square feet leased	348	61	103	15
Our share of square feet leased:	307	36	103	10
Initial rent(1)	$107.24	$277.05	$54.12	$71.70
Weighted average lease term (years)	8.0	2.0	7.3	2.5
Second generation relet space:
Square feet	143	32	50	—
GAAP basis:
Straight-line rent(2)	$97.25	$265.77	$60.96	$—
Prior straight-line rent	$90.32	$237.00	$53.48	$—
Percentage increase	7.7%	12.1%	14.0%	—%
Cash basis (non-GAAP):
Initial rent(1)	$101.48	$265.18	$61.63	$—
Prior escalated rent	$96.69	$251.40	$59.26	$—
Percentage increase	5.0%	5.5%	4.0%	—%
Tenant improvements and leasing commissions:
Per square foot	$113.69	$38.94	$96.27	$49.39
Per square foot per annum	$14.21	$19.47	$13.19	$19.76
Percentage of initial rent	13.3%	7.0%	24.4%	27.6%
_______________________________
See notes below.

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Six Months Ended June 30, 2026
Total square feet leased	659	86	122	111
Our share of square feet leased:	550	49	122	77
Initial rent(1)	$105.14	$349.23	$56.59	$141.28
Weighted average lease term (years)	8.3	4.8	6.7	8.6
Second generation relet space:
Square feet	264	33	65	58
GAAP basis:
Straight-line rent(2)	$97.07	$286.88	$62.88	$178.18
Prior straight-line rent	$88.66	$247.34	$56.76	$123.11
Percentage increase	9.5%	16.0%	10.8%	44.7%
Cash basis (non-GAAP):
Initial rent(1)	$101.75	$284.90	$63.69	$162.85
Prior escalated rent	$95.02	$265.32	$62.14	$134.95
Percentage increase	7.1%	7.4%	2.5%	20.7%
Tenant improvements and leasing commissions:
Per square foot	$125.80	$62.70	$85.90	$159.54
Per square foot per annum	$15.16	$13.06	$12.82	$18.55
Percentage of initial rent	14.4%	3.7%	22.7%	13.1%
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

Overview - continued
Square Footage (in service) and Occupancy as of June 30, 2026(1)

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	25	(2)	19,788	17,050	92.2%
Retail (includes retail properties that are in the base of our office properties)	45	(2)	2,039	1,666	77.8%
Residential - 1,640 units(3)	1	(2)	1,186	604	97.2%	(3)
Alexander's	4		2,110	684	94.6%	(3)
			25,123	20,004	90.8%
Other:
THE MART	3		3,697	3,695	80.4%
555 California Street	3		1,822	1,275	87.5%
Other	15	(4)	3,389	1,542	83.7%
			8,908	6,512

Total square feet as of June 30, 2026			34,031	26,516
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2025(1)

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	26	(2)	19,235	17,078	91.2%
Retail (includes retail properties that are in the base of our office properties)	45	(2)	2,030	1,659	79.4%
Residential - 1,643 units(3)	2	(2)	1,196	604	95.5%	(3)
Alexander's	5		2,108	683	94.6%	(3)
			24,569	20,024	90.0%
Other:
THE MART	3		3,697	3,695	81.5%
555 California Street	3		1,820	1,274	88.9%
Other	13		3,271	1,470	82.4%
			8,788	6,439

Total square feet as of December 31, 2025			33,357	26,463
____________________
(1)During the first quarter of 2026, we changed the property composition for our subsegment reporting of net operating income but continue to report our operating metrics, including occupancy, leasing activity, and lease expirations on a space type basis. See pages 49 and 55 for details of our NOI subsegment change.
(2)Reflects the Office, Retail and Residential space within our 55 and 56 total New York properties as of June 30, 2026 and December 31, 2025.
(3)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
(4)Reflects the reclassification of Sunset Pier 94 and 40 East 66th Street Residential, from the “New York” segment to the “Other” segment during the six months ended June 30, 2026.

Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. For the six months ended June 30, 2026, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended June 30, 2026 and 2025
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended June 30, 2026
	Total	New York	Other
Total revenues	$462,242	$380,316	$81,926
Operating expenses	(223,649)	(194,620)	(29,029)
NOI - consolidated	238,593	185,696	52,897
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,167)	(4,880)	(6,287)
Add: NOI from partially owned entities	76,638	70,882	5,756
NOI at share	304,064	251,698	52,366
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(40,881)	(36,741)	(4,140)
NOI at share - cash basis	$263,183	$214,957	$48,226

(Amounts in thousands)	For the Three Months Ended June 30, 2025
	Total	New York	Other
Total revenues	$441,437	$356,522	$84,915
Operating expenses	(219,348)	(187,107)	(32,241)
NOI - consolidated	222,089	169,415	52,674
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,643)	(2,898)	(7,745)
Add: NOI from partially owned entities	66,227	63,587	2,640
NOI at share	277,673	230,104	47,569
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(45,954)	(47,738)	1,784
NOI at share - cash basis	$231,719	$182,366	$49,353

NOI At Share by Segment for the Three Months Ended June 30, 2026 and 2025 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2026	2025
New York:
Office (includes base retail)(1)	$183,424	$170,935
Street Retail(1)	52,533	44,492
Residential	6,695	6,362
Alexander's	9,046	8,315
Total New York	251,698	230,104

Other:
THE MART	27,299	25,197
555 California Street	14,850	18,686
Other investments	10,217	3,686
Total Other	52,366	47,569

NOI at share	$304,064	$277,673
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2026	2025
New York:
Office (includes base retail)(1)(2)	$155,899	$124,268
Street Retail(1)	49,754	42,764
Residential	6,354	5,990
Alexander's	2,950	9,344
Total New York	214,957	182,366

Other:
THE MART	28,873	25,258
555 California Street	8,962	20,684
Other investments	10,391	3,411
Total Other	48,226	49,353

NOI at share - cash basis	$263,183	$231,719
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
(2)2025 includes the impact of the payment of $22,361 for prior period PENN 1 ground rent owed based on the rent reset determination.

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended June 30, 2026 and 2025

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended June 30, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended June 30,
	2026	2025
Net income	$39,196	$813,227
Depreciation and amortization expense	171,228	115,574
General and administrative expense	39,100	39,978
Transaction related costs and other	173	721
Income from partially owned entities	(63,195)	(16,671)
Interest and other investment income, net	(8,989)	(11,056)
Gain on debt extinguishment	(32,073)	—
Gain on sales-type lease	—	(803,248)
Interest and debt expense	89,582	87,929
Net gains on disposition of wholly owned and partially owned assets	—	(8,488)
Income tax expense	3,571	4,123
NOI from partially owned entities	76,638	66,227
NOI attributable to noncontrolling interests in consolidated subsidiaries	(11,167)	(10,643)
NOI at share	304,064	277,673
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(40,881)	(45,954)
NOI at share - cash basis	$263,183	$231,719
NOI At Share by Region

	For the Three Months Ended June 30,
	2026	2025
Region:
New York City metropolitan area	86%	84%
Chicago, IL	9%	9%
San Francisco, CA	5%	7%
	100%	100%

Results of Operations – Three Months Ended June 30, 2026 Compared to June 30, 2025
Revenues
Our revenues were $462,242,000 for the three months ended June 30, 2026, compared to $441,437,000 for the prior year’s quarter, an increase of $20,805,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(9,604)	$(7,652)	$(1,952)
Development and redevelopment	(5,246)	(5,246)	—
Trade shows	162	—	162
Same store operations	37,509	38,949	(1,440)
	22,821	26,051	(3,230)
Fee and other income:
BMS cleaning fees	(4,087)	(3,896)	(191)
Management and leasing fees	(268)	(449)	181
Other income	2,339	2,088	251
	(2,016)	(2,257)	241

Total increase (decrease) in revenues	$20,805	$23,794	$(2,989)

Expenses
Our expenses were $436,633,000 for the three months ended June 30, 2026, compared to $378,744,000 for the prior year’s quarter, an increase of $57,889,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(6,364)	$(6,364)	$—
Development and redevelopment	(951)	(951)	—
Non-reimbursable expenses	886	886	—
Trade shows	28	—	28
BMS expenses	(3,822)	(3,631)	(191)
Same store operations	14,524	17,573	(3,049)
	4,301	7,513	(3,212)
Depreciation and amortization:
Acquisitions, dispositions and other	(1,014)	(1,731)	717
Development and redevelopment	49,390	49,390	—
Same store operations	7,278	9,249	(1,971)
	55,654	56,908	(1,254)

General and administrative	(878)	642	(1,520)

Income from deferred compensation plan liability	(640)	—	(640)

Transaction related costs and other	(548)	—	(548)

Total increase (decrease) in expenses	$57,889	$65,063	$(7,174)

Results of Operations – Three Months Ended June 30, 2026 Compared to June 30, 2025 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2026	For the Three Months Ended June 30,
		2026	2025
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$5,613	$3,649
Return on preferred equity, net of our share of the expense		6,173	6,503
		11,786	10,152
Alexander's(1)	32.4%	50,140	3,325
Partially owned office buildings(2)	Various	(1,962)	(2,355)
Other investments(3)	Various	3,231	5,549
		$63,195	$16,671
____________________
(1)On May 28, 2026, Alexander’s completed the sale of its Rego Park I property for $235,500. As a result of the sale, we recognized our $44,329 share of the net gain and received a $2,355 sales commission paid by Alexander’s, of which $500 was paid to a third-party broker.
(2)Includes interests in 280 Park Avenue, Park Avenue Plaza, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza, and others.

Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended June 30,
	2026	2025
Interest on cash and cash equivalents and restricted cash	$8,816	$9,709
Interest on loans receivable	155	1,325
Income from real estate fund investments	—	22
Other, net	18	—
	$8,989	$11,056
Interest and Debt Expense
Interest and debt expense for the three months ended June 30, 2026 was $89,582,000, compared to $87,929,000 for the prior year’s quarter, an increase of $1,653,000. This was primarily due to (i) $7,139,000 of higher interest expense due to the public offering of $500,000,000 5.75% senior unsecured notes, (ii) $4,483,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, and (iii) $490,000 of higher amortization of deferred financing costs, partially offset by (iv) $6,424,000 of lower amortization of interest rate cap premiums, (v) $2,939,000 of lower interest expense resulting from lower average debt balances, and (vi) $1,536,000 of higher capitalized interest.
Income Tax Expense
Income tax expense for the three months ended June 30, 2026 was $3,571,000, compared to $4,123,000 for the prior year’s quarter, a decrease of $552,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $5,748,000 for the three months ended June 30, 2026, compared to a net loss of $10,981,000 for the prior year’s quarter, an increase in income of $16,729,000. This was primarily due to the allocation of the debt extinguishment gain recognized on 606 Broadway.

Results of Operations – Three Months Ended June 30, 2026 Compared to June 30, 2025
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended June 30, 2026 compared to June 30, 2025.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended June 30, 2026	$304,064	$251,698	$27,299	$14,850	$10,217
Less NOI at share from:
Acquisitions	(2,695)	(2,695)	—	—	—
Dispositions	437	436	1	—	—
Development properties	(4,603)	(4,603)	—	—	—
Other non-same store income, net	(21,614)	(11,397)	—	—	(10,217)
Same store NOI at share for the three months ended June 30, 2026	$275,589	$233,439	$27,300	$14,850	$—

NOI at share for the three months ended June 30, 2025	$277,673	$230,104	$25,197	$18,686	$3,686
Less NOI at share from:
Dispositions	(1,007)	(833)	(174)	—	—
Development properties	(14,343)	(14,343)	—	—	—
Other non-same store income, net	(11,334)	(6,281)	—	(1,367)	(3,686)
Same store NOI at share for the three months ended June 30, 2025	$250,989	$208,647	$25,023	$17,319	$—

Increase (decrease) in same store NOI at share	$24,600	$24,792	$2,277	$(2,469)	$—

% increase (decrease) in same store NOI at share	9.8%	11.9%	9.1%	(14.3)%	—%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2026	$263,183	$214,957	$28,873	$8,962	$10,391
Less NOI at share - cash basis from:
Acquisitions	(1,544)	(1,544)	—	—	—
Dispositions	437	436	1	—	—
Development properties	(3,786)	(3,786)	—	—	—
Other non-same store income, net	(27,450)	(17,059)	—	—	(10,391)
Same store NOI at share - cash basis for the three months ended June 30, 2026	$230,840	$193,004	$28,874	$8,962	$—

NOI at share - cash basis for the three months ended June 30, 2025	$231,719	$182,366	$25,258	$20,684	$3,411
Less NOI at share - cash basis from:
Dispositions	(1,099)	(925)	(174)	—	—
Development properties	(13,992)	(13,992)	—	—	—
Other non-same store expense (income), net	7,692	14,363	—	(3,260)	(3,411)
Same store NOI at share - cash basis for the three months ended June 30, 2025	$224,320	$181,812	$25,084	$17,424	$—

Increase (decrease) in same store NOI at share - cash basis	$6,520	$11,192	$3,790	$(8,462)	$—

% increase (decrease) in same store NOI at share - cash basis	2.9%	6.2%	15.1%	(48.6)%	—%

NOI At Share by Segment for the Six Months Ended June 30, 2026 and 2025
Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2026 and 2025.

(Amounts in thousands)	For the Six Months Ended June 30, 2026
	Total	New York	Other
Total revenues	$921,347	$757,802	$163,545
Operating expenses	(470,280)	(398,048)	(72,232)
NOI - consolidated	451,067	359,754	91,313
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(19,826)	(7,825)	(12,001)
Add: NOI from partially owned entities	144,946	136,318	8,628
NOI at share	576,187	488,247	87,940
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(71,947)	(64,761)	(7,186)
NOI at share - cash basis	$504,240	$423,486	$80,754

(Amounts in thousands)	For the Six Months Ended June 30, 2025
	Total	New York	Other
Total revenues	$903,016	$731,068	$171,948
Operating expenses	(444,088)	(369,530)	(74,558)
NOI - consolidated	458,928	361,538	97,390
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(21,303)	(6,059)	(15,244)
Add: NOI from partially owned entities	133,338	127,446	5,892
NOI at share	570,963	482,925	88,038
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(69,873)	(73,238)	3,365
NOI at share - cash basis	$501,090	$409,687	$91,403

NOI At Share by Segment for the Six Months Ended June 30, 2026 and 2025 - continued
The elements of our New York and Other NOI at share for the six months ended June 30, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2026	2025
New York:
Office (includes base retail)(1)	$358,367	$364,485
Street Retail(1)	99,219	88,062
Residential	13,691	12,554
Alexander's	16,970	17,824
Total New York	488,247	482,925

Other:
THE MART	43,189	41,113
555 California Street	28,501	36,529
Other investments	16,250	10,396
Total Other	87,940	88,038

NOI at share	$576,187	$570,963
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2026	2025
New York:
Office (includes base retail)(1)(2)	$307,862	$293,514
Street Retail(1)	90,993	84,453
Residential	12,925	11,838
Alexander's	11,706	19,882
Total New York	423,486	409,687

Other:
THE MART	46,498	42,775
555 California Street	17,821	38,821
Other investments	16,435	9,807
Total Other	80,754	91,403

NOI at share - cash basis	$504,240	$501,090
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
(2)2025 includes the impact of the payment of $22,361 for prior period PENN 1 ground rent owed based on the rent reset determination.

Reconciliation of Net Income to NOI At Share and NOI at Share - Cash Basis for the Six Months Ended June 30, 2026 and 2025

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the six months ended June 30, 2026 and 2025.

(Amounts in thousands)	For the Six Months Ended June 30,
	2026	2025
Net income	$17,170	$913,051
Depreciation and amortization expense	289,756	231,729
General and administrative expense	81,345	78,575
Transaction related costs and other	935	764
Income from partially owned entities	(76,017)	(113,648)
Interest and other investment income, net	(18,316)	(19,317)
Gain on debt extinguishment	(32,073)	—
Gain on sales-type lease	—	(803,248)
Interest and debt expense	178,788	183,745
Net gains on disposition of wholly owned and partially owned assets	—	(24,039)
Income tax expense	9,479	11,316
NOI from partially owned entities	144,946	133,338
NOI attributable to noncontrolling interests in consolidated subsidiaries	(19,826)	(21,303)
NOI at share	576,187	570,963
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(71,947)	(69,873)
NOI at share - cash basis	$504,240	$501,090
NOI At Share by Region

	For the Six Months Ended June 30,
	2026	2025
Region:
New York City metropolitan area	87%	86%
Chicago, IL	8%	7%
San Francisco, CA	5%	7%
	100%	100%

Results of Operations – Six Months Ended June 30, 2026 Compared to June 30, 2025
Revenues
Our revenues were $921,347,000 for the six months ended June 30, 2026, compared to $903,016,000 for the prior year’s six months, an increase of $18,331,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(30,263)	$(27,660)	$(2,603)
Development and redevelopment	(5,246)	(5,246)	—
Trade shows	328	—	328
Same store operations	52,431	56,830	(4,399)
	17,250	23,924	(6,674)
Fee and other income:
BMS cleaning fees	(1,220)	(324)	(896)
Management and leasing fees	(583)	(732)	149
Other income	2,884	3,866	(982)
	1,081	2,810	(1,729)

Total increase (decrease) in revenues	$18,331	$26,734	$(8,403)

Expenses
Our expenses were $845,380,000 for the six months ended June 30, 2026, compared to $757,190,000 for the prior year’s six months, an increase of $88,190,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$8,083	$8,083	$—
Development and redevelopment	(932)	(932)	—
Non-reimbursable expenses	2,743	2,743	—
Trade shows	629	—	629
BMS expenses	(4,109)	(3,213)	(896)
Same store operations	19,778	21,837	(2,059)
	26,192	28,518	(2,326)
Depreciation and amortization:
Acquisitions, dispositions and other	(4,970)	(6,416)	1,446
Development and redevelopment	49,385	49,385	—
Same store operations	13,612	16,263	(2,651)
	58,027	59,232	(1,205)

General and administrative	2,770	2,732	38

Expense from deferred compensation plan liability	1,030	—	1,030

Transaction related costs and other	171	930	(759)

Total increase (decrease) in expenses	$88,190	$91,412	$(3,222)

Results of Operations – Six Months Ended June 30, 2026 Compared to June 30, 2025 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of June 30, 2026	For the Six Months Ended June 30,
		2026	2025
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$9,936	$9,486
Return on preferred equity, net of our share of the expense		12,278	15,046
Net gain on sale		—	76,162
		22,214	100,694
Alexander's(1)	32.4%	52,840	8,881
Partially owned office buildings(2)	Various	(4,797)	(5,977)
Other investments(3)	Various	5,760	10,050
		$76,017	$113,648
_____________________
(1)On May 28, 2026, Alexander’s completed the sale of its Rego Park I property for $235,500. As a result of the sale, we recognized our $44,329 share of the net gain and received a $2,355 sales commission paid by Alexander’s, of which $500 was paid to a third-party broker.
(2)Includes interests in 280 Park Avenue, Park Avenue Plaza, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Six Months Ended June 30,
	2026	2025
Interest on cash and cash equivalents and restricted cash	$17,521	$16,670
Interest on loans receivable	424	2,482
Income from real estate fund investments	—	165
Other, net	371	—
	$18,316	$19,317

Interest and Debt Expense
Interest and debt expense was $178,788,000 for the six months ended June 30, 2026, compared to $183,745,000 for the prior year’s six months, a decrease of $4,957,000. This was primarily due to (i) $14,088,000 of lower amortization of interest rate cap premiums, (ii) $12,445,000 of lower interest expense resulting from lower average debt balances, and (iii) $786,000 of higher capitalized interest, partially offset by (iv) $13,399,000 of higher interest expense due to the public offering of $500,000,000 5.75% senior unsecured notes, (v) $7,765,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, and (vi) $922,000 of higher amortization of deferred financing costs.
Income Tax Expense
Income tax expense for the six months ended June 30, 2026 was $9,479,000, compared to $11,316,000 for the prior year’s six months, a decrease of $1,837,000. This was primarily due to lower income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $6,942,000 for the six months ended June 30, 2026, compared to $21,414,000 for the prior year’s six months, a decrease of $14,472,000. This was primarily due to the allocation of the debt extinguishment gain recognized on 606 Broadway.

Results of Operations – Six Months Ended June 30, 2026 Compared to June 30, 2025 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the six months ended June 30, 2026 compared to June 30, 2025.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the six months ended June 30, 2026	$576,187	$488,247	$43,189	$28,501	$16,250
Less NOI at share from:
Acquisitions	(2,532)	(2,532)	—	—	—
Dispositions	1,118	1,117	1	—	—
Development properties	(5,721)	(5,721)	—	—	—
Other non-same store income, net	(33,548)	(17,298)	—	—	(16,250)
Same store NOI at share for the six months ended June 30, 2026	$535,504	$463,813	$43,190	$28,501	$—

NOI at share for the six months ended June 30, 2025	$570,963	$482,925	$41,113	$36,529	$10,396
Less NOI at share from:
Dispositions	(2,340)	(2,098)	(242)	—	—
Development properties	(23,624)	(23,624)	—	—	—
Other non-same store income, net	(49,735)	(37,517)	—	(1,822)	(10,396)
Same store NOI at share for the six months ended June 30, 2025	$495,264	$419,686	$40,871	$34,707	$—

Increase (decrease) in same store NOI at share	$40,240	$44,127	$2,319	$(6,206)	$—

% increase (decrease) in same store NOI at share	8.1%	10.5%	5.7%	(17.9)%	—%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2026	$504,240	$423,486	$46,498	$17,821	$16,435
Less NOI at share - cash basis from:
Acquisitions	(1,365)	(1,365)	—	—	—
Dispositions	1,118	1,117	1	—	—
Development properties	(3,260)	(3,260)	—	—	—
Other non-same store income, net	(46,246)	(29,811)	—	—	(16,435)
Same store NOI at share - cash basis for the six months ended June 30, 2026	$454,487	$390,167	$46,499	$17,821	$—

NOI at share - cash basis for the six months ended June 30, 2025	$501,090	$409,687	$42,775	$38,821	$9,807
Less NOI at share - cash basis from:
Dispositions	(2,528)	(2,284)	(244)	—	—
Development properties	(23,381)	(23,381)	—	—	—
Other non-same store income, net	(24,368)	(11,301)	—	(3,260)	(9,807)
Same store NOI at share - cash basis for the six months ended June 30, 2025	$450,813	$372,721	$42,531	$35,561	$—

Increase (decrease) in same store NOI at share - cash basis	$3,674	$17,446	$3,968	$(17,740)	$—

% increase (decrease) in same store NOI at share - cash basis	0.8%	4.7%	9.3%	(49.9)%	—%

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
As of June 30, 2026, we had $2.0 billion of liquidity comprised of $789.0 million of cash and cash equivalents and restricted cash and $1.2 billion available on our $2.1 billion revolving credit facilities. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2026 in December, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2026, our Board of Trustees authorized an additional $300,000,000 repurchase of our outstanding common shares under the share repurchase plan. As of June 30, 2026, $286,590,000 remained available and authorized for repurchases under the plan.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $788,920,000 as of June 30, 2026, a $188,626,000 decrease from the balance as of December 31, 2025.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2026	2025
Net cash provided by operating activities	$211,450	$1,078,946	$(867,496)
Net cash (used in) provided by investing activities	(498,647)	525,155	(1,023,802)
Net cash provided by (used in) financing activities	98,571	(1,190,422)	1,288,993
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the six months ended June 30, 2026, net cash provided by operating activities of $211,450,000 was comprised of $234,471,000 of cash from operations, including distributions of income from partially owned entities of $52,871,000, and a net decrease of $23,021,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash (used in) provided by investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash (used in) provided by investing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2026	2025
Investments in partially owned entities	$(281,964)	$(16,967)	$(264,997)
Acquisitions of real estate and other	(171,840)	(22,771)	(149,069)
Additions to real estate	(120,333)	(152,513)	32,180
Proceeds from repayment of loan receivable	85,000	—	85,000
Development costs and construction in progress	(62,849)	(82,064)	19,215
Proceeds from sales of real estate and other	49,750	22,308	27,442
Distributions of capital from partially owned entities	3,589	3,323	266
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	749,000	(749,000)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,839	(24,839)
Net cash (used in) provided by investing activities	$(498,647)	$525,155	$(1,023,802)

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash provided by (used in) financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash provided by (used in) financing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2026	2025
Proceeds from borrowings	$1,714,781	$120,000	$1,594,781
Repayments of borrowings	(1,415,569)	(1,278,232)	(137,337)
Repurchase of common shares/Class A units owned by Vornado	(133,396)	—	(133,396)
Deferred financing costs	(34,281)	(470)	(33,811)
Dividends paid on preferred shares/Distributions to preferred unitholders	(31,050)	(31,052)	2
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(1,995)	(1,365)	(630)
Contributions from noncontrolling interests in consolidated subsidiaries	—	673	(673)
Other financing activity, net	81	24	57
Net cash provided by (used in) financing activities	$98,571	$(1,190,422)	$1,288,993
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
623 Fifth Avenue Office Condominium
We are redeveloping the 623 Fifth Avenue office condominium, a 36-story, 383,000 square foot building situated above the flagship Saks Fifth Avenue department store, into a premier boutique office building. We purchased the property in September 2025 for $218,000,000. The development cost of this project, including the cost of acquiring the property, is estimated to be $450,000,000, of which $244,255,000 of cash has been expended as of June 30, 2026. We expect to complete the redevelopment for delivery to tenants in 2027.
350 Park Avenue
On December 18, 2025, an affiliate of Kenneth C. Griffin, Citadel Enterprise Americas LLC’s (“Citadel”) Founder and CEO (“KG”), exercised an option to acquire at least a 60% interest in a joint venture (the “350 Park JV”) that would develop the 350 Park Avenue site (the “Investment Option”). Vornado and the Rudin Family, via a joint venture (the “Vornado/Rudin JV”), have the option to acquire an interest between 23% and 40% in the 350 Park JV (with Vornado having an effective ownership ranging from 21% to 36%). 350 Park JV would combine 350 Park Avenue with 39 East 51st Street (owned by the Vornado/Rudin JV) and 40 East 52nd Street (owned by the Rudin Family) to build an approximate 1,900,000 square foot new office tower (the “350 Park Site”) with Citadel as the anchor tenant. The Vornado/Rudin JV has until August 2026 to determine whether to enter into the 350 Park JV with KG or to exercise the option to put the 350 Park Site to KG for $1.2 billion ($900,000,000 to Vornado). The Investment Option closing is subject to the satisfaction of certain conditions.
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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of June 30, 2026, the aggregate dollar amount of these guarantees is approximately $196,733,000, including partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of June 30, 2026, $23,720,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2026, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of June 30, 2026, we had construction commitments aggregating approximately $22,858,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because they exclude the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 13 – Income (Loss) Per Share and Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and six months ended June 30, 2026 and 2025.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$16,434	$743,819	$(6,408)	$830,661
Per diluted share	$0.08	$3.70	$(0.03)	$4.14
FFO adjustments:
Depreciation and amortization of real property	$157,776	$103,142	$263,162	$207,399
Gain on sales-type lease	—	(803,248)	—	(803,248)
Real estate impairment losses	—	542	—	542
Our share of partially owned entities:
Depreciation and amortization of real property	25,274	24,107	49,062	48,632
Net gains on sale of real estate	(44,930)	(2,527)	(44,930)	(79,535)
FFO adjustments, net	138,120	(677,984)	267,294	(626,210)
Impact of assumed conversion of dilutive convertible securities	383	385	767	735
Noncontrolling interests' share of above adjustments on a dilutive basis	(10,859)	54,708	(21,262)	50,842
FFO attributable to common shareholders plus assumed conversions	$144,078	$120,928	$240,391	$256,028
Per diluted share	$0.74	$0.60	$1.22	$1.27

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	187,279	191,984	188,462	191,680
Effect of dilutive securities:
Share-based payment awards	6,922	7,740	6,529	7,951
Convertible securities	1,521	1,318	1,587	1,296
Denominator for FFO per diluted share	195,722	201,042	196,578	200,927

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of June 30, 2026
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$5,515,000	4.70%	$—
Variable rate(4)	1,972,543	5.30%	14,032
	$7,487,543	4.86%	$14,032
Pro rata share of debt of non-consolidated entities:
Fixed rate(3)	$2,346,213	5.41%	$—
Variable rate(5)	384,808	6.47%	2,986
	$2,731,021	5.56%	$2,986
Noncontrolling interests' share of consolidated subsidiaries			(4,127)
Total change in annual net income attributable to the Operating Partnership			12,891
Noncontrolling interests’ share of the Operating Partnership			(1,053)
Total change in annual net income attributable to Vornado			$11,838
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.06
Total change in annual net income attributable to Vornado per diluted share			$0.06
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,285,000, of which $645,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.22% and a weighted average remaining term of seven months.
(5)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $211,818 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.22% and a weighted average remaining term of six months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2026, the estimated fair value of our consolidated debt was $7,263,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of June 30, 2026.

							Swap/Cap Expiration Date
(Amounts in thousands)	Debt Balance	Variable Rate Spread		Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000	S+230	(1)	$840,000	(2)	5.56%	05/28
1290 Avenue of the Americas mortgage loan	950,000	S+162	(3)	200,000	(4)	4.58%	09/27
Unsecured revolving credit facility	918,000	S+101		575,000		3.74%	08/27
Unsecured term loan:	850,000	S+115
In-place swap through 10/26				750,000		4.12%	10/26
In-place swap through 7/27				250,000		3.89%	07/27
In-place swap through 8/27				50,000		3.89%	08/27
One Park Avenue mortgage loan	525,000	S+178		500,000	(5)	4.52%	07/27
100 West 33rd Street mortgage loan	480,000	S+185		480,000		5.26%	06/27

						Index Strike Rate
Interest rate cap:
150 West 34th Street mortgage loan	75,000	S+215		75,000		5.00%	02/27
435 Seventh Avenue mortgage loan	75,000	S+210		75,000		4.00%	04/27
______________________
(1)The variable rate spread will increase by 25 basis points in May 2027.
(2)Represents our 70.0% share of the $1.2 billion mortgage loan.
(3)The variable rate spread will increase by 25 basis points in November 2026.
(4)The remaining $750,000 mortgage loan balance has a 4.00% SOFR strike rate cap in place.
(5)The remaining $25,000 mortgage loan balance has a 5.20% SOFR strike rate cap in place.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of June 30, 2026.

					Swap/Cap Expiration Date
(Amounts in thousands and at share)	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swap:
280 Park Avenue (50.0% interest)	$537,500	S+178	$537,500	5.84%	09/28

				Index Strike Rate
Interest rate caps:
Sunset Pier 94 Studios (49.9% interest)	82,507	S+480	82,507	4.00%	09/26
61 Ninth Avenue (45.1% interest)	72,611	S+300	72,611	4.25%	06/27
Rego Park II (32.4% interest)	56,700	S+200	56,700	4.50%	12/26

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended June 30, 2026, Vornado issued 409,865 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P., and conversions of Series A preferred shares. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities:
In April 2026, our Board of Trustees authorized an additional $300,000,000 repurchase of our outstanding common shares under the share repurchase plan. The following table summarizes share repurchases executed under the plan during the three months ended June 30, 2026.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2026 - April 30, 2026	696,871	$27.06	696,871	$321,191,273
May 1, 2026 - May 31, 2026	1,090,219	31.74	1,090,219	286,589,681
June 1, 2026 - June 30, 2026	—	—	—	286,589,681
_________________________________________________________________________________________________
(1) Average price paid per share excludes costs associated with the repurchases.
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended June 30, 2026, Vornado Realty L.P. issued (i) 50,904 Class A units to satisfy conversions of Performance AO LTIP Units and (ii) 5,988 Class A units to satisfy conversions of LTIP units.
On May 21, 2026, the Operating Partnership granted 64,512 LTIP units at a market price of $31.39 per unit to Vornado Trustees that are not executives of the Company as part of their annual Trustee fees. These units were issued outside of Vornado’s omnibus share plan.
All of the securities referred to above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: Vornado Realty L.P. repurchased Class A units from Vornado Realty Trust equivalent to the number and price of common shares repurchased by Vornado Realty Trust during the three months ended June 30, 2026, as disclosed in the table above.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Segment Reporting
During the first quarter of 2026, the Company reclassified certain properties to our Other segment to align with changes in internal reporting used by the chief operating decision maker ("CODM") for assessing performance and allocating resources. The disclosures set forth below are provided solely to present such financial information and related disclosures on a retrospective basis for all periods presented in the Form 10-K for the year ended December 31, 2025. The impact of such recasting of periods is immaterial to the periods presented.

(Amounts in thousands)	For the Year Ended December 31, 2025
	Total	New York	Other
Total revenues	$1,810,425	$1,469,992	$340,433
Deduct: operating expenses	(919,959)	(761,708)	(158,251)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(41,882)	(13,157)	(28,725)
Add: NOI from partially owned entities	263,315	252,547	10,768
NOI at share	$1,111,899	$947,674	$164,225

(Amounts in thousands)	For the Year Ended December 31, 2024
	Total	New York	Other
Total revenues	$1,787,686	$1,464,542	$323,144
Deduct: operating expenses	(927,796)	(761,353)	(166,443)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(39,367)	(11,732)	(27,635)
Add: NOI from partially owned entities	279,229	267,962	11,267
NOI at share	$1,099,752	$959,419	$140,333

(Amounts in thousands)	For the Year Ended December 31, 2023
	Total	New York	Other
Total revenues	$1,811,163	$1,442,989	$368,174
Deduct: operating expenses	(905,158)	(729,243)	(175,915)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,553)	(13,430)	(35,123)
Add: NOI from partially owned entities	285,761	274,435	11,326
NOI at share	$1,143,213	$974,751	$168,462

Item 6. Exhibits
The documents listed below are filed herewith or incorporated herein by reference and numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number		Exhibit Description
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14(a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14(a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101	—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted as iXBRL and contained in Exhibit 101.
________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: August 3, 2026	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: August 3, 2026	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)