Form 10-Q
period 2026-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2026-11-02
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2026
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in their charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of October 30, 2026, 187,006,749 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	September 30, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land	$2,357,135	$2,408,914
Buildings and improvements	11,138,348	10,942,418
Development costs and construction in progress	1,037,845	890,143
Leasehold improvements and equipment	110,729	105,080
Total	14,644,057	14,346,555
Less accumulated depreciation and amortization	(4,534,751)	(4,191,075)
Real estate, net	10,109,306	10,155,480
Right-of-use assets	667,270	671,308
Net investment in lease	166,672	166,024
Cash and cash equivalents	580,496	840,850
Restricted cash	143,339	136,696
Tenant and other receivables	110,269	77,137
Investments in partially owned entities	2,244,170	1,941,278
Receivable arising from the straight-lining of rents	828,287	752,545
Deferred leasing costs, net of accumulated amortization of $251,710 and $233,448	394,515	374,620
Identified intangible assets, net of accumulated amortization of $87,096 and $81,962	104,930	110,593
Other assets	288,911	294,587
	$15,638,165	$15,521,118
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,847,467	$4,920,669
Senior unsecured notes, net	842,276	747,202
Unsecured term loan, net	840,569	797,337
Unsecured revolving credit facilities	918,000	720,420
Lease liabilities	694,361	699,640
Accounts payable and accrued expenses	411,957	376,190
Deferred compensation plan	102,544	113,778
Other liabilities	327,943	341,359
Total liabilities	8,985,117	8,716,595
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,572,667 and 16,650,713 units outstanding	561,482	554,136
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	565,017	557,671
Redeemable noncontrolling interest in a consolidated subsidiary	68,158	90,280
Total redeemable noncontrolling interests	633,175	647,951
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,787,338 and 48,788,450 shares	1,182,493	1,182,345
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 186,958,059 and 190,666,367 shares	7,478	7,627
Additional capital	8,297,470	8,288,363
Earnings less than distributions	(3,678,344)	(3,491,603)
Accumulated other comprehensive income (loss)	36,890	(5)
Total shareholders' equity	5,845,987	5,986,727
Noncontrolling interests in consolidated subsidiaries	173,886	169,845
Total equity	6,019,873	6,156,572
	$15,638,165	$15,521,118
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Rental revenues	$409,621	$389,097	$1,213,878	$1,176,104
Fee and other income	58,036	64,603	175,126	180,612
Total revenues	467,657	453,700	1,389,004	1,356,716
EXPENSES:
Operating	(245,521)	(241,769)	(715,801)	(685,857)
Depreciation and amortization	(169,045)	(117,122)	(458,801)	(348,851)
General and administrative	(34,705)	(37,490)	(116,050)	(116,065)
Income (expense) from deferred compensation plan liability	4,333	(6,756)	1,269	(8,790)
Transaction related costs and other	(393)	(3,563)	(1,328)	(4,327)
Total expenses	(445,331)	(406,700)	(1,290,711)	(1,163,890)

Income from partially owned entities	23,318	21,940	99,335	135,588
Interest and other investment income, net	5,107	22,413	23,423	41,730
(Expense) income from deferred compensation plan assets	(4,333)	6,756	(1,269)	8,790
Interest and debt expense	(88,714)	(84,459)	(267,502)	(268,204)
Gain on debt extinguishment	—	—	32,073	—
Gain on sales-type lease	—	—	—	803,248
Net gains on disposition of wholly owned and partially owned assets	—	—	—	24,039
(Loss) income before income taxes	(42,296)	13,650	(15,647)	938,017
Income tax (expense) benefit	(3,668)	5,589	(13,147)	(5,727)
Net (loss) income	(45,964)	19,239	(28,794)	932,290
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	10,180	8,912	17,122	30,326
Operating Partnership	4,171	(1,036)	4,701	(73,788)
Net (loss) income attributable to Vornado	(31,613)	27,115	(6,971)	888,828
Preferred share dividends	(15,525)	(15,526)	(46,575)	(46,578)
NET (LOSS) INCOME attributable to common shareholders	$(47,138)	$11,589	$(53,546)	$842,250

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(0.25)	$0.06	$(0.28)	$4.39
Weighted average shares outstanding	186,822	192,050	187,909	191,804

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(0.25)	$0.06	$(0.28)	$4.19
Weighted average shares outstanding	186,846	200,150	187,909	201,098

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(45,964)	$19,239	$(28,794)	$932,290
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	4,977	(7,041)	23,658	(48,183)
Other comprehensive income (loss) of nonconsolidated subsidiaries	7,337	130	16,641	(11,121)
Comprehensive (loss) income	(33,650)	12,328	11,505	872,986
Less comprehensive loss (income) attributable to noncontrolling interests	13,334	8,900	18,398	(37,856)
Comprehensive (loss) income attributable to Vornado	$(20,316)	$21,228	$29,903	$835,130
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2026:
Balance as of June 30, 2026	48,788	$1,182,505	186,721	$7,469	$8,202,784	$(3,631,204)	$26,033	$175,697	$5,963,284
Net loss attributable to Vornado	—	—	—	—	—	(31,613)	—	—	(31,613)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(2,670)	(2,670)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,525)	—	—	(15,525)
Common shares issued upon redemption of Class A units, at redemption value	—	—	237	10	8,938	—	—	—	8,948
Contributions	—	—	—	—	—	—	—	882	882
Distributions	—	—	—	—	—	—	—	(8)	(8)
Conversion of Series A preferred shares to common shares	(1)	(12)	1	—	12	—	—	—	—
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	7,337	—	7,337
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	4,977	—	4,977
Redeemable Class A unit measurement adjustment	—	—	—	—	85,734	—	(440)	—	85,294
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(1,006)	—	(1,006)
Consolidated subsidiaries	—	—	—	—	—	—	(11)	11	—
Other	—	—	(1)	(1)	2	(2)	—	(26)	(27)
Balance as of September 30, 2026	48,787	$1,182,493	186,958	$7,478	$8,297,470	$(3,678,344)	$36,890	$173,886	$6,019,873

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2025:
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$7,682	$8,203,781	$(3,311,586)	$9,857	$171,863	$6,263,961
Net income attributable to Vornado	—	—	—	—	—	27,115	—	—	27,115
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(1,143)	(1,143)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(15,526)	—	—	(15,526)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	14	—	551	—	—	—	551
Under employees’ share option plan	—	—	—	—	6	—	—	—	6
Distributions	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	130	—	130
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(7,041)	—	(7,041)
Redeemable Class A unit measurement adjustment	—	—	—	—	(32,231)	—	3	—	(32,228)
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	509	—	509
Consolidated subsidiaries	—	—	—	—	—	—	516	(516)	—
Other	—	—	—	—	(1)	(4)	(1)	—	(6)
Balance as of September 30, 2025	48,789	$1,182,364	192,055	$7,682	$8,172,106	$(3,300,001)	$3,973	$170,202	$6,236,326
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries

	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2026:
Balance as of December 31, 2025	48,788	$1,182,345	190,666	$7,627	$8,288,363	$(3,491,603)	$(5)	$169,845	$6,156,572
Net loss attributable to Vornado	—	—	—	—	—	(6,971)	—	—	(6,971)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	4,610	4,610
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(46,575)	—	—	(46,575)
Common shares issued upon redemption of Class A units, at redemption value	—	—	823	33	25,902	—	—	—	25,935
Contributions	—	—	—	—	—	—	—	882	882
Distributions	—	—	—	—	—	—	—	(1,556)	(1,556)
Repurchase of common shares	—	—	(4,533)	(181)	—	(133,215)	—	—	(133,396)
Conversion of Series A preferred shares to common shares	(2)	(28)	2	—	28	—	—	—	—
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	16,641	—	16,641
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	23,658	—	23,658
Redeemable Class A unit measurement adjustment	—	—	—	—	(16,824)	—	21	—	(16,803)
Other comprehensive income attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	(3,292)	—	(3,292)
Consolidated subsidiaries	—	—	—	—	—	—	(132)	132	—
Other	1	176	—	(1)	1	20	(1)	(27)	168
Balance as of September 30, 2026	48,787	$1,182,493	186,958	$7,478	$8,297,470	$(3,678,344)	$36,890	$173,886	$6,019,873

							Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$7,634	$8,052,793	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado	—	—	—	—	—	888,828	—	—	888,828
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(8,131)	(8,131)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(46,578)	—	—	(46,578)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	1,207	48	49,081	—	—	—	49,129
Under employees’ share option plan	—	—	1	—	42	—	—	—	42
Contributions	—	—	—	—	—	—	—	673	673
Distributions	—	—	—	—	—	—	—	(188)	(188)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(11,121)	—	(11,121)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	—	(48,183)	—	(48,183)
Redeemable Class A unit measurement adjustment	—	—	—	—	70,191	—	(31)	—	70,160
Other comprehensive loss attributable to noncontrolling interests in:
Operating Partnership	—	—	—	—	—	—	4,780	—	4,780
Consolidated subsidiaries	—	—	—	—	—	—	827	(827)	—
Other	—	—	—	—	(1)	(2)	1	(294)	(296)
Balance as of September 30, 2025	48,789	$1,182,364	192,055	$7,682	$8,172,106	$(3,300,001)	$3,973	$170,202	$6,236,326
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(28,794)	$932,290
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	474,631	363,383
Equity in net income of partially owned entities	(99,335)	(135,588)
Distributions of income from partially owned entities	86,015	80,548
Straight-lining of rents	(77,012)	(44,235)
Gain on debt extinguishment	(32,073)	—
Stock-based compensation expense	17,983	19,114
Change in deferred tax liability	5,685	683
Amortization of below-market leases, net	(340)	(284)
Amortization of interest rate cap premiums	130	20,387
Prepaid lease payment (net of initial direct costs)	—	901,409
Gain on sales-type lease	—	(803,248)
Net gains on disposition of wholly owned and partially owned assets	—	(24,039)
Other non-cash adjustments	8,785	2,488
Changes in operating assets and liabilities:
Tenant and other receivables	(37,335)	(30,318)
Prepaid assets	(67,342)	(52,554)
Other assets	(25,252)	(94,291)
Lease liabilities	(5,279)	(41,303)
Accounts payable and accrued expenses	45,248	20,519
Other liabilities	(2,718)	(2,849)
Net cash provided by operating activities	262,997	1,112,112

Cash Flows from Investing Activities:
Investments in partially owned entities	(297,123)	(29,162)
Additions to real estate	(185,549)	(211,461)
Acquisitions of real estate and other	(170,319)	(245,251)
Development costs and construction in progress	(88,361)	(117,404)
Proceeds from repayment of loan receivable	85,000	—
Proceeds from sales of real estate and other	49,750	25,675
Distributions of capital from partially owned entities	6,063	47,288
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	749,000
Investment in loan receivable	—	(35,000)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,839
Net cash (used in) provided by investing activities	(600,539)	208,524
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,714,781	$835,420
Repayments of borrowings	(1,415,569)	(1,900,683)
Repurchase of common shares	(133,396)	—
Dividends paid on preferred shares	(46,575)	(46,578)
Deferred financing costs	(34,250)	(6,809)
Distributions to noncontrolling interests	(2,078)	(1,396)
Contributions from noncontrolling interests	882	1,927
Other financing activity, net	36	(41)
Net cash provided by (used in) financing activities	83,831	(1,118,160)
Net (decrease) increase in cash and cash equivalents and restricted cash	(253,711)	202,476
Cash and cash equivalents and restricted cash at beginning of period	977,546	949,619
Cash and cash equivalents and restricted cash at end of period	$723,835	$1,152,095

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$840,850	$733,947
Restricted cash at beginning of period	136,696	215,672
Cash and cash equivalents and restricted cash at beginning of period	$977,546	$949,619

Cash and cash equivalents at end of period	$580,496	$1,009,876
Restricted cash at end of period	143,339	142,219
Cash and cash equivalents and restricted cash at end of period	$723,835	$1,152,095

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$240,203	$234,495
Cash payments for income taxes	$9,349	$5,006

Non-Cash Information:
Write-off of fully depreciated assets	$(76,946)	$(86,619)
Accrued capital expenditures included in accounts payable and accrued expenses	50,541	30,250
Forgiveness of mortgage principal	(27,005)	—
Change in fair value of consolidated interest rate hedges and other	23,658	(48,183)
Redeemable Class A unit measurement adjustment	(16,803)	70,160
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real estate	—	172,120
Receivable arising from the straight-lining of rents	—	26,362
Deferred leasing costs, net of accumulated amortization	—	60,308
Other	—	7,322
Reclassification of assets held for sale (included in "other assets")	—	3,044
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	September 30, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land	$2,357,135	$2,408,914
Buildings and improvements	11,138,348	10,942,418
Development costs and construction in progress	1,037,845	890,143
Leasehold improvements and equipment	110,729	105,080
Total	14,644,057	14,346,555
Less accumulated depreciation and amortization	(4,534,751)	(4,191,075)
Real estate, net	10,109,306	10,155,480
Right-of-use assets	667,270	671,308
Net investment in lease	166,672	166,024
Cash and cash equivalents	580,496	840,850
Restricted cash	143,339	136,696
Tenant and other receivables	110,269	77,137
Investments in partially owned entities	2,244,170	1,941,278
Receivable arising from the straight-lining of rents	828,287	752,545
Deferred leasing costs, net of accumulated amortization of $251,710 and $233,448	394,515	374,620
Identified intangible assets, net of accumulated amortization of $87,096 and $81,962	104,930	110,593
Other assets	288,911	294,587
	$15,638,165	$15,521,118
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$4,847,467	$4,920,669
Senior unsecured notes, net	842,276	747,202
Unsecured term loan, net	840,569	797,337
Unsecured revolving credit facilities	918,000	720,420
Lease liabilities	694,361	699,640
Accounts payable and accrued expenses	411,957	376,190
Deferred compensation plan	102,544	113,778
Other liabilities	327,943	341,359
Total liabilities	8,985,117	8,716,595
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 16,572,667 and 16,650,713 units outstanding	561,482	554,136
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	565,017	557,671
Redeemable noncontrolling interest in a consolidated subsidiary	68,158	90,280
Total redeemable noncontrolling interests	633,175	647,951
Partners' equity:
Partners' capital	9,487,441	9,478,335
Earnings less than distributions	(3,678,344)	(3,491,603)
Accumulated other comprehensive income (loss)	36,890	(5)
Total partners' equity	5,845,987	5,986,727
Noncontrolling interests in consolidated subsidiaries	173,886	169,845
Total equity	6,019,873	6,156,572
	$15,638,165	$15,521,118
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Rental revenues	$409,621	$389,097	$1,213,878	$1,176,104
Fee and other income	58,036	64,603	175,126	180,612
Total revenues	467,657	453,700	1,389,004	1,356,716
EXPENSES:
Operating	(245,521)	(241,769)	(715,801)	(685,857)
Depreciation and amortization	(169,045)	(117,122)	(458,801)	(348,851)
General and administrative	(34,705)	(37,490)	(116,050)	(116,065)
Income (expense) from deferred compensation plan liability	4,333	(6,756)	1,269	(8,790)
Transaction related costs and other	(393)	(3,563)	(1,328)	(4,327)
Total expenses	(445,331)	(406,700)	(1,290,711)	(1,163,890)

Income from partially owned entities	23,318	21,940	99,335	135,588
Interest and other investment income, net	5,107	22,413	23,423	41,730
(Expense) income from deferred compensation plan assets	(4,333)	6,756	(1,269)	8,790
Interest and debt expense	(88,714)	(84,459)	(267,502)	(268,204)
Gain on debt extinguishment	—	—	32,073	—
Gain on sales-type lease	—	—	—	803,248
Net gains on disposition of wholly owned and partially owned assets	—	—	—	24,039
(Loss) income before income taxes	(42,296)	13,650	(15,647)	938,017
Income tax (expense) benefit	(3,668)	5,589	(13,147)	(5,727)
Net (loss) income	(45,964)	19,239	(28,794)	932,290
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	10,180	8,912	17,122	30,326
Net (loss) income attributable to Vornado Realty L.P.	(35,784)	28,151	(11,672)	962,616
Preferred unit distributions	(15,554)	(15,555)	(46,661)	(46,664)
NET (LOSS) INCOME attributable to Class A unitholders	$(51,338)	$12,596	$(58,333)	$915,952

(LOSS) INCOME PER CLASS A UNIT - BASIC:
Net (loss) income per Class A unit	$(0.25)	$0.06	$(0.29)	$4.39
Weighted average units outstanding	202,080	205,846	202,661	205,806

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(0.25)	$0.06	$(0.29)	$4.20
Weighted average units outstanding	202,104	213,946	202,661	215,100
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(45,964)	$19,239	$(28,794)	$932,290
Other comprehensive income (loss):
Change in fair value of consolidated interest rate hedges and other	4,977	(7,041)	23,658	(48,183)
Other comprehensive income (loss) of nonconsolidated subsidiaries	7,337	130	16,641	(11,121)
Comprehensive (loss) income	(33,650)	12,328	11,505	872,986
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	10,169	9,427	16,989	31,152
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(23,481)	$21,755	$28,494	$904,138

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2026:
Balance as of June 30, 2026	48,788	$1,182,505	186,721	$8,210,253	$(3,631,204)	$26,033	$175,697	$5,963,284
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(35,784)	—	—	(35,784)
Net loss attributable to redeemable partnership units	—	—	—	—	4,171	—	—	4,171
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(2,670)	(2,670)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,525)	—	—	(15,525)
Class A units issued to Vornado upon redemption of redeemable Class A units, at redemption value	—	—	237	8,948	—	—	—	8,948
Conversion of Series A preferred units to Class A units	(1)	(12)	1	12	—	—	—	—
Contributions	—	—	—	—	—	—	882	882
Distributions	—	—	—	—	—	—	(8)	(8)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	7,337	—	7,337
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	4,977	—	4,977
Redeemable Class A unit measurement adjustment	—	—	—	85,734	—	(440)	—	85,294
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(1,006)	—	(1,006)
Consolidated subsidiaries	—	—	—	—	—	(11)	11	—
Other	—	—	(1)	1	(2)	—	(26)	(27)
Balance as of September 30, 2026	48,787	$1,182,493	186,958	$8,304,948	$(3,678,344)	$36,890	$173,886	$6,019,873

	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2025:
Balance as of June 30, 2025	48,789	$1,182,364	192,041	$8,211,463	$(3,311,586)	$9,857	$171,863	$6,263,961
Net income attributable to Vornado Realty L.P.	—	—	—	—	28,151	—	—	28,151
Net income attributable to redeemable partnership units	—	—	—	—	(1,036)	—	—	(1,036)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(1,143)	(1,143)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(15,526)	—	—	(15,526)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	14	551	—	—	—	551
Under Vornado's employees’ share option plan	—	—	—	6	—	—	—	6
Distributions	—	—	—	—	—	—	(2)	(2)
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	130	—	130
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(7,041)	—	(7,041)
Redeemable Class A unit measurement adjustment	—	—	—	(32,231)	—	3	—	(32,228)
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	509	—	509
Consolidated subsidiaries	—	—	—	—	—	516	(516)	—
Other	—	—	—	(1)	(4)	(1)	—	(6)
Balance as of September 30, 2025	48,789	$1,182,364	192,055	$8,179,788	$(3,300,001)	$3,973	$170,202	$6,236,326
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)			Class A Units Owned by Vornado			Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units				Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2026:
Balance as of December 31, 2025	48,788	$1,182,345	190,666	$8,295,990	$(3,491,603)	$(5)	$169,845	$6,156,572
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(11,672)	—	—	(11,672)
Net loss attributable to redeemable partnership units	—	—	—	—	4,701	—	—	4,701
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	4,610	4,610
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(46,575)	—	—	(46,575)
Class A units issued to Vornado upon redemption of redeemable Class A units, at redemption value	—	—	823	25,935	—	—	—	25,935
Contributions	—	—	—	—	—	—	882	882
Distributions	—	—	—	—	—	—	(1,556)	(1,556)
Repurchase of Class A units owned by Vornado	—	—	(4,533)	(181)	(133,215)	—	—	(133,396)
Conversion of Series A preferred units to Class A units	(2)	(28)	2	28	—	—	—	—
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	16,641	—	16,641
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	23,658	—	23,658
Redeemable Class A unit measurement adjustment	—	—	—	(16,824)	—	21	—	(16,803)
Other comprehensive income attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	(3,292)	—	(3,292)
Consolidated subsidiaries	—	—	—	—	—	(132)	132	—
Other	1	176	—	—	20	(1)	(27)	168
Balance as of September 30, 2026	48,787	$1,182,493	186,958	$8,304,948	$(3,678,344)	$36,890	$173,886	$6,019,873

						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2025:
Balance as of December 31, 2024	48,789	$1,182,364	190,847	$8,060,427	$(4,142,249)	$57,700	$178,969	$5,337,211
Net income attributable to Vornado Realty L.P.	—	—	—	—	962,616	—	—	962,616
Net income attributable to redeemable partnership units	—	—	—	—	(73,788)	—	—	(73,788)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(8,131)	(8,131)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(46,578)	—	—	(46,578)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	1,207	49,129	—	—	—	49,129
Under Vornado’s employees’ share option plan	—	—	1	42	—	—	—	42
Contributions	—	—	—	—	—	—	673	673
Distributions	—	—	—	—	—	—	(188)	(188)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(11,121)	—	(11,121)
Change in fair value of consolidated interest rate hedges and other	—	—	—	—	—	(48,183)	—	(48,183)
Redeemable Class A unit measurement adjustment	—	—	—	70,191	—	(31)	—	70,160
Other comprehensive loss attributable to noncontrolling interests:
Redeemable partnership units	—	—	—	—	—	4,780	—	4,780
Consolidated subsidiaries	—	—	—	—	—	827	(827)	—
Other	—	—	—	(1)	(2)	1	(294)	(296)
Balance as of September 30, 2025	48,789	$1,182,364	192,055	$8,179,788	$(3,300,001)	$3,973	$170,202	$6,236,326
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(28,794)	$932,290
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	474,631	363,383
Equity in net income of partially owned entities	(99,335)	(135,588)
Distributions of income from partially owned entities	86,015	80,548
Straight-lining of rents	(77,012)	(44,235)
Gain on debt extinguishment	(32,073)	—
Stock-based compensation expense	17,983	19,114
Change in deferred tax liability	5,685	683
Amortization of below-market leases, net	(340)	(284)
Amortization of interest rate cap premiums	130	20,387
Prepaid lease payment (net of initial direct costs)	—	901,409
Gain on sales-type lease	—	(803,248)
Net gains on disposition of wholly owned and partially owned assets	—	(24,039)
Other non-cash adjustments	8,785	2,488
Changes in operating assets and liabilities:
Tenant and other receivables	(37,335)	(30,318)
Prepaid assets	(67,342)	(52,554)
Other assets	(25,252)	(94,291)
Lease liabilities	(5,279)	(41,303)
Accounts payable and accrued expenses	45,248	20,519
Other liabilities	(2,718)	(2,849)
Net cash provided by operating activities	262,997	1,112,112

Cash Flows from Investing Activities:
Investments in partially owned entities	(297,123)	(29,162)
Additions to real estate	(185,549)	(211,461)
Acquisitions of real estate and other	(170,319)	(245,251)
Development costs and construction in progress	(88,361)	(117,404)
Proceeds from repayment of loan receivable	85,000	—
Proceeds from sales of real estate and other	49,750	25,675
Distributions of capital from partially owned entities	6,063	47,288
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	749,000
Investment in loan receivable	—	(35,000)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,839
Net cash (used in) provided by investing activities	(600,539)	208,524
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,714,781	$835,420
Repayments of borrowings	(1,415,569)	(1,900,683)
Repurchase of Class A units owned by Vornado	(133,396)	—
Distributions to preferred unitholders	(46,575)	(46,578)
Deferred financing costs	(34,250)	(6,809)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(2,078)	(1,396)
Contributions from noncontrolling interests in consolidated subsidiaries	882	1,927
Other financing activity, net	36	(41)
Net cash provided by (used in) financing activities	83,831	(1,118,160)
Net (decrease) increase in cash and cash equivalents and restricted cash	(253,711)	202,476
Cash and cash equivalents and restricted cash at beginning of period	977,546	949,619
Cash and cash equivalents and restricted cash at end of period	$723,835	$1,152,095

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$840,850	$733,947
Restricted cash at beginning of period	136,696	215,672
Cash and cash equivalents and restricted cash at beginning of period	$977,546	$949,619

Cash and cash equivalents at end of period	$580,496	$1,009,876
Restricted cash at end of period	143,339	142,219
Cash and cash equivalents and restricted cash at end of period	$723,835	$1,152,095

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (excluding capitalized interest) and interest rate cap premiums	$240,203	$234,495
Cash payments for income taxes	$9,349	$5,006

Non-Cash Information:
Write-off of fully depreciated assets	$(76,946)	$(86,619)
Accrued capital expenditures included in accounts payable and accrued expenses	50,541	30,250
Forgiveness of mortgage principal	(27,005)	—
Change in fair value of consolidated interest rate hedges and other	23,658	(48,183)
Redeemable Class A unit measurement adjustment	(16,803)	70,160
Decrease in assets and liabilities resulting from the derecognition of 770 Broadway:
Real estate	—	172,120
Receivable arising from the straight-lining of rents	—	26,362
Deferred leasing costs, net of accumulated amortization	—	60,308
Other	—	7,322
Reclassification of assets held for sale (included in "other assets")	—	3,044
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.2% of the common limited partnership interest in the Operating Partnership as of September 30, 2026. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). This ASU amends the existing requirements to allow individual forecasted transactions to be hedged in a group if they have similar risk exposure and introduces an alternative model for the application of hedge accounting to cash flow hedges of forecasted interest payments on choose-your-rate debt instruments. Further, the ASU permits an entity to designate a variable price component of a forecasted purchase or sale of a nonfinancial asset if the component is clearly and closely related to the nonfinancial asset being purchased or sold. ASU 2025-09 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2026 and 2025 is set forth in Note 19 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2026				For the Three Months Ended September 30, 2025
	Total	New York(1)	Other(1)		Total	New York(1)	Other(1)
Property rentals	$377,816	$308,393	$69,423		$360,416	$289,380	$71,036
Trade shows	7,847	—	7,847		6,956	—	6,956
Sales-type lease income	2,542	2,542	—		2,507	2,507	—
Lease revenues(2)	388,205	310,935	77,270		369,879	291,887	77,992
Tenant services	16,099	10,948	5,151		14,158	9,333	4,825
Parking revenues	5,317	4,116	1,201		5,060	3,892	1,168
Rental revenues	409,621	325,999	83,622		389,097	305,112	83,985
BMS cleaning fees	35,372	38,101	(2,729)	(3)	42,530	44,902	(2,372)	(3)
Management and leasing fees	2,820	3,072	(252)		2,998	3,170	(172)
Other income	19,844	13,040	6,804		19,075	12,470	6,605
Fee and other income	58,036	54,213	3,823		64,603	60,542	4,061
Total revenues	$467,657	$380,212	$87,445		$453,700	$365,654	$88,046
_________________
See notes below

(Amounts in thousands)	For the Nine Months Ended September 30, 2026				For the Nine Months Ended September 30, 2025
	Total	New York(1)	Other(1)		Total	New York(1)	Other(1)
Property rentals	$1,131,426	$927,816	$203,610		$1,103,097	$889,814	$213,283
Trade shows	21,026	—	21,026		19,807	—	19,807
Sales-type lease income	7,609	7,609	—		4,101	4,101	—
Lease revenues(2)	1,160,061	935,425	224,636		1,127,005	893,915	233,090
Tenant services	38,128	26,785	11,343		34,177	23,990	10,187
Parking revenues	15,689	12,163	3,526		14,922	11,657	3,265
Rental revenues	1,213,878	974,373	239,505		1,176,104	929,562	246,542
BMS cleaning fees	108,059	116,018	(7,959)	(3)	116,437	123,143	(6,706)	(3)
Management and leasing fees	8,193	8,695	(502)		8,954	9,525	(571)
Other income	58,874	38,928	19,946		55,221	34,492	20,729
Fee and other income	175,126	163,641	11,485		180,612	167,160	13,452
Total revenues	$1,389,004	$1,138,014	$250,990		$1,356,716	$1,096,722	$259,994
________________
(1)We have recast certain prior period disclosures to reflect changes to the property composition of our reportable segments. See Note 2 - Basis of Presentation for additional information.
(2)The components of lease revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed billings	$356,985	$340,797	$1,048,908	$1,030,936
Variable billings	28,678	26,575	103,544	91,968
Total contractual operating lease billings	385,663	367,372	1,152,452	1,122,904
Sales-type lease income	2,542	2,507	7,609	4,101
Lease revenues	$388,205	$369,879	$1,160,061	$1,127,005
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to THE MART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of September 30, 2026, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.079 billion aggregate liquidation preference of preferred equity interests in certain of the properties. The preferred equity has an annual coupon of 4.75% through April 2029, and will then be based on a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of September 30, 2026, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $696,893,000, the basis difference primarily resulting from non-cash impairment losses recognized in prior periods. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). The basis difference related to the buildings is being amortized over their estimated useful lives and recorded as a component of income from partially owned entities.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of September 30, 2026, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. In addition, wholly owned subsidiaries of Vornado provide cleaning, engineering, security, and garage management services to certain Alexander’s properties.
As of September 30, 2026, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s September 30, 2026 closing share price of $246.50, was $407,728,000, or $323,461,000 in excess of the carrying amount on our consolidated balance sheets. As of September 30, 2026, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $25,197,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). The basis difference related to the buildings is being amortized over their estimated useful lives and recorded as a component of income from partially owned entities. This amortization is not material to our share of equity in Alexander’s net income.
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
825 Seventh Avenue Office Condominium
On January 26, 2026, a joint venture, in which we have a 50.0% interest, entered into a nine-month extension with the lenders on the $54,000,000 mortgage loan encumbering the office condominium of 825 Seventh Avenue and simultaneously paid down the principal balance by $6,000,000 to $48,000,000. The loan was previously scheduled to mature in January 2026. On October 26, 2026, the $48,000,000 non-recourse mortgage loan matured and was not repaid, resulting in a maturity default. The interest-only loan bears interest at a rate of SOFR plus 2.75% and provides for additional default interest of 5.00%.
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
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2026	Balance as of
		September 30, 2026	December 31, 2025
Investments:
Fifth Avenue and Times Square JV (see page 22 for details)	51.5%	$1,531,737	$1,538,141
Partially owned office buildings/land(1)	Various	417,671	148,958
Alexander's (see page 22 for details):	32.4%	84,267	47,276
Other investments(2)	Various	210,495	206,903
		$2,244,170	$1,941,278
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(44,659)	$(65,726)
85 Tenth Avenue	49.9%	(29,221)	(25,198)
		$(73,880)	$(90,924)
____________________
(1)Includes interests in 280 Park Avenue, Park Avenue Plaza (acquired June 2026), 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.    Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2026	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 22 for details):
Equity in net income	51.5%	$3,652	$2,286	$13,588	$11,772
Return on preferred equity, net of our share of the expense		6,241	6,241	18,519	21,287
Net gain on sale		—	—	—	76,162
		9,893	8,527	32,107	109,221
Alexander's (see page 22 for details):
Equity in net income	32.4%	8,805	2,069	12,579	7,911
Management, leasing and development fees		3,013	1,405	7,750	4,444
Net gain on sale		—	—	44,329	—
		11,818	3,474	64,658	12,355

Partially owned office buildings(1)	Various	(3,691)	6,953	(8,488)	976

Other investments(2)	Various	5,298	2,986	11,058	13,036

		$23,318	$21,940	$99,335	$135,588
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

(Amounts in thousands)	Balance as of
	September 30, 2026	December 31, 2025
Identified intangible assets:
Gross amount	$192,026	$192,555
Accumulated amortization	(87,096)	(81,962)
Total, net	$104,930	$110,593
Identified intangible liabilities (included in other liabilities):
Gross amount	$130,079	$134,499
Accumulated amortization	(110,599)	(113,271)
Total, net	$19,480	$21,228
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $104,000 and $100,000 for the three months ended September 30, 2026 and 2025, respectively, and $340,000 and $284,000 for the nine months ended September 30, 2026 and 2025, respectively.
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,419,000 and $1,451,000 for the three months ended September 30, 2026 and 2025, respectively, and $4,256,000 and $4,324,000 for the nine months ended September 30, 2026 and 2025, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

9.    Debt - continued
350 Park Avenue
On March 10, 2026, an affiliate of Kenneth C. Griffin (“KG”) provided a $400,000,000 mortgage loan secured by 350 Park Avenue, the proceeds of which were used to defease the existing $400,000,000 mortgage loan in connection with the site’s development. The new interest-only loan bears interest at a fixed rate of 4.00% and matures in January 2027. Concurrently, and in connection with the planned development, Citadel Enterprise Americas LLC vacated the building and assigned its existing master lease to an affiliate of KG as tenant, and the lease was amended to provide for net rent of $16,000,000 per annum, equal to the interest payments under the new mortgage loan. On October 20, 2026, the $400,000,000 mortgage loan was satisfied at the closing of the 350 Park Avenue joint venture. See Note 20 – Subsequent Events for further details.
Senior Unsecured Notes Due 2026
We repaid our $400,000,000 2.15% senior unsecured notes on their June 1, 2026 maturity date.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate as of September 30, 2026(1)	Balance as of
		September 30, 2026	December 31, 2025
Mortgages Payable:
Fixed rate(2)	4.98%	$3,340,000	$3,415,000
Variable rate(3)	5.65%	1,529,543	1,529,037
Total	5.19%	4,869,543	4,944,037
Deferred financing costs, net and other		(22,076)	(23,368)
Total, net		$4,847,467	$4,920,669
Unsecured Debt:
Senior unsecured notes	4.78%	$850,000	$750,000
Deferred financing costs, net and other		(7,724)	(2,798)
Senior unsecured notes, net		842,276	747,202

Unsecured term loan	4.23%	850,000	800,000
Deferred financing costs, net and other		(9,431)	(2,663)
Unsecured term loan, net		840,569	797,337

Unsecured revolving credit facilities	4.18%	918,000	720,420

Total, net		$2,600,845	$2,264,959
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
(3)Includes variable rate mortgages subject to interest rate cap arrangements. As of September 30, 2026, $1,285,000 of our variable rate debt is subject to interest rate cap arrangements, of which $645,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.22% and a weighted average remaining term of four months.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$658,019	$642,465	$557,671	$711,943
Net (loss) income	(4,171)	1,036	(4,701)	73,788
Other comprehensive income (loss)	1,006	(509)	3,292	(4,780)
Distributions	(75)	(29)	(132)	(551)
Redemption of Class A units for Vornado common shares, at redemption value	(8,948)	(551)	(25,935)	(49,129)
Redeemable Class A unit measurement adjustment	(85,294)	32,228	16,803	(70,160)
Other, net	4,480	5,514	18,019	19,043
Ending balance	$565,017	$680,154	$565,017	$680,154
As of September 30, 2026 and December 31, 2025, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $561,482,000 and $554,136,000, respectively, based on Vornado’s quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,489,000 and $49,465,000 as of September 30, 2026 and December 31, 2025, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture, in which we hold a 95% interest, developed and owns the Farley Building. As of September 30, 2026, a historic tax credit investor (the "Tax Credit Investor") has funded $209,661,000 of capital contributions in connection with the Farley Building development.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Farley Building at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and nine months ended September 30, 2026 and 2025.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$75,668	$107,632	$90,280	$122,715
Net loss	(7,510)	(7,769)	(21,732)	(22,195)
Contributions	—	1,254	—	1,254
Distributions	—	—	(390)	(657)
Ending balance	$68,158	$101,117	$68,158	$101,117

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$—	$—	$—	$—
Preferred shares/units(1):
Convertible preferred:
6.50% Series A: authorized 7,338 and 9,180 shares/units(2)	0.8125	0.8125	2.4375	2.4375
Cumulative redeemable preferred(3):
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	1.0125	1.0125
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.9843	0.9843
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.9843	0.9843
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.2781	0.8343	0.8343
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
(3)Cumulative redeemable preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption.
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
During the three months ended September 30, 2026, no shares were repurchased. During the nine months ended September 30, 2026, we repurchased 4,532,803 common shares for $133,305,000 at an average price of $29.41. In total, we have repurchased 8,019,658 common shares at an average price per share of $26.61. The Operating Partnership repurchased Class A units from Vornado equivalent to the number and price of common shares repurchased by Vornado. As of September 30, 2026, $286,590,000 remained available for repurchases under the plan.

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
LTPP Units
LTPP Units are multi-year, LTIP units-based performance equity compensation plans. On March 2, 2026, the Committee approved the 2026 Long-Term Performance Plan (“2026 LTPP”). Awards under the 2026 LTPP are bifurcated between operational performance (75%) and relative performance (25%) measurements and may be earned at specified threshold, target and maximum levels.
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
LTPP Units granted during the nine months ended September 30, 2026 had a grant date fair value of $18,711,000.
Below is a summary of our stock-based compensation expense, a component of “general and administrative” expense on our consolidated statements of income.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance AO LTIP Units	$1,972	$2,660	$7,307	$8,442
LTPP Units	1,525	474	3,670	1,427
LTIP Units	1,027	2,352	6,995	8,947
OPP Units	—	87	11	298
	$4,524	$5,573	$17,983	$19,114

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Vornado	$(31,613)	$27,115	$(6,971)	$888,828
Preferred share dividends	(15,525)	(15,526)	(46,575)	(46,578)
Net (loss) income attributable to common shareholders	(47,138)	11,589	(53,546)	842,250
Distributions and earnings allocated to unvested participating securities	—	—	—	—
Numerator for basic (loss) income per common share	(47,138)	11,589	(53,546)	842,250
Impact of assumed conversion of dilutive convertible securities	(63)	—	—	1,189
Numerator for diluted (loss) income per common share	$(47,201)	$11,589	$(53,546)	$843,439

Denominator:
Denominator for basic (loss) income per common share - weighted average shares	186,822	192,050	187,909	191,804
Effect of dilutive securities(1):
Share-based payment awards	—	8,100	—	8,000
Convertible securities	24	—	—	1,294
Denominator for diluted (loss) income per common share - weighted average shares and assumed conversions	186,846	200,150	187,909	201,098

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.25)	$0.06	$(0.28)	$4.39
Diluted	$(0.25)	$0.06	$(0.28)	$4.19
________________________
(1)The calculation of diluted (loss) income per common share for the three and nine months ended September 30, 2026 excluded weighted average potential common shares of 9,438 and 8,565, respectively, as their effect was antidilutive. The calculation of diluted (loss) income per common share for the three months ended September 30, 2025 excluded weighted average potential common share equivalents of 1,291 as their effect was antidilutive. There were no antidilutive potential common share equivalents for the nine months ended September 30, 2025.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Vornado Realty L.P.	$(35,784)	$28,151	$(11,672)	$962,616
Preferred unit distributions	(15,554)	(15,555)	(46,661)	(46,664)
Net (loss) income attributable to Class A unitholders	(51,338)	12,596	(58,333)	915,952
Distributions and earnings allocated to unvested participating securities	—	(175)	—	(12,792)
Numerator for basic (loss) income per Class A unit	(51,338)	12,421	(58,333)	903,160
Impact of assumed conversion of dilutive convertible securities	(63)	—	—	1,189
Numerator for diluted (loss) income per Class A unit	$(51,401)	$12,421	$(58,333)	$904,349

Denominator:
Denominator for basic (loss) income per Class A unit - weighted average units	202,080	205,846	202,661	205,806
Effect of dilutive securities(1):
Unit-based payment awards	—	8,100	—	8,000
Convertible securities	24	—	—	1,294
Denominator for diluted (loss) income per Class A unit - weighted average units and assumed conversions	202,104	213,946	202,661	215,100

(LOSS) INCOME PER CLASS A UNIT:
Basic	$(0.25)	$0.06	$(0.29)	$4.39
Diluted	$(0.25)	$0.06	$(0.29)	$4.20
________________________
(1)The calculation of diluted (loss) income per Class A unit for the three and nine months ended September 30, 2026 excluded weighted average potential Class A units of 9,438 and 8,565, respectively, as their effect was antidilutive. The calculation of diluted (loss) income per Class A unit for the three months ended September 30, 2025 excluded weighted average potential Class A units of 1,291 as their effect was antidilutive. There were no antidilutive potential Class A unit equivalents for the nine months ended September 30, 2025.
14.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of September 30, 2026 and December 31, 2025, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We primarily account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of September 30, 2026 and December 31, 2025, $305,593,000 and $264,336,000, respectively, of the carrying amount of assets related to our unconsolidated VIEs were included in “investments in partially owned entities” on our consolidated balance sheets. Additionally, as of September 30, 2026 and December 31, 2025, $0 and $107,166,000, respectively, were included in “other assets” on our consolidated balance sheets. Our maximum exposure to loss from our unconsolidated VIEs as of September 30, 2026 and December 31, 2025 was $367,887,000 and $374,502,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

14.    Variable Interest Entities ("VIEs") - continued
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley Building and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of September 30, 2026, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,512,454,000 and $2,676,547,000, respectively. As of December 31, 2025, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,734,109,000 and $2,744,932,000, respectively.
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

(Amounts in thousands)	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($26,959 included in restricted cash and $75,585 in other assets)	$102,544	$70,143	$—	$32,401
Interest rate swaps and caps designated as a hedge (included in other assets)	44,051	—	44,051	—
Interest rate caps not designated as a hedge (included in other assets)	1,987	—	1,987	—
Total assets	$148,582	$70,143	$46,038	$32,401

Mandatorily redeemable instruments (included in other liabilities)	$49,489	$49,489	$—	$—
Interest rate caps not designated as a hedge (included in other liabilities)	1,740	—	1,740	—
Total liabilities	$51,229	$49,489	$1,740	$—

(Amounts in thousands)	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets ($17,590 included in restricted cash and $96,188 in other assets)	$113,778	$73,192	$—	$40,586
Loans receivable (included in other assets)	107,166	—	—	107,166
Interest rate swaps and caps designated as a hedge (included in other assets)	13,985	—	13,985	—
Interest rate caps not designated as a hedge (included in other assets)	42	—	42	—
Total assets	$234,971	$73,192	$14,027	$147,752

Mandatorily redeemable instruments (included in other liabilities)	$49,465	$49,465	$—	$—
Interest rate swaps designated as a hedge (included in other liabilities)	3,093	—	3,093	—
Total liabilities	$52,558	$49,465	$3,093	$—

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Beginning balance	$36,007	$40,586
Purchases	2,871	7,526
Sales	(999)	(8,561)
Realized and unrealized losses	(6,477)	(9,740)
Other, net	999	2,590
Ending balance	$32,401	$32,401
Loans Receivable
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Beginning balance	$—	$107,166
Repayments(1)	—	(107,337)	(1)
Interest accrual	—	171
Ending balance	$—	$—
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
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2026 and December 31, 2025.

(Amounts in thousands)	As of September 30, 2026						As of December 31, 2025
	Notional Amount		All-In Swapped Rate		Swap/Cap Expiration Date	Fair Value Asset	Fair Value Asset	Fair Value Liability
Interest rate swaps:
555 California Street mortgage loan	$840,000	(1)	5.56%	(2)	05/28	$17,365	$—	$2,119
Unsecured term loan	750,000		4.12%		(3)	3,519	3,522	—
Unsecured revolving credit facility(4)	575,000		3.74%		08/27	8,728	5,208	—
One Park Avenue mortgage loan	500,000	(5)	4.52%		07/27	6,112	4,189	—
100 West 33rd Street mortgage loan	480,000		5.26%		06/27	3,164	—	736
1290 Avenue of the Americas mortgage loan	200,000	(6)	4.58%	(7)	09/27	2,627	1,047	—
435 Seventh Avenue mortgage loan(8)						—	—	238
Interest rate caps:
Unsecured term loan (effective 10/26)	600,000		(3)		10/27	1,271	—	—
Unsecured revolving credit facility (effective 10/26)	343,000		(4)		10/27	728	—	—
Various mortgage loans						537	19	—
						$44,051	$13,985	$3,093
______________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)The variable rate spread will increase by 25 basis points in May 2027.
(3)Our $850,000 unsecured term loan, which matures in February 2031, is hedged by interest rate swaps and an interest rate cap. In October 2026, $500,000 of the swaps expired, and that amount, together with $100,000 previously floating, became subject to a 4.75% SOFR strike rate cap entered into on September 29, 2026, which expires in October 2027. The term loan’s swapped, capped and floating balances are summarized below.

	Swapped Balance	All-In Swapped Rate	Capped Balance	Floating Balance (bears interest at S+115)
Through 10/26	$750,000	4.12%	$—	$100,000
10/26 through 07/27	250,000	3.89%	600,000	—
07/27 through 08/27	50,000	3.89%	600,000	200,000
08/27 through 10/27	—	—%	600,000	250,000

(4)Of the $918,000 outstanding under our unsecured revolving credit facility, $575,000 is hedged by the interest rate swap shown above. On September 29, 2026, we entered into a 4.75% SOFR strike rate cap on the remaining $343,000, effective October 2026 and expiring October 2027.
(5)The remaining $25,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.78% (5.60% as of September 30, 2026) and has a 5.20% SOFR strike rate cap in place until February 2028.
(6)The remaining $750,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.62% (5.44% as of September 30, 2026) and has a 4.00% SOFR strike rate cap in place until November 2026.
(7)The variable rate spread will increase by 25 basis points in November 2026.
(8)On April 5, 2026, the $75,000 notional interest rate swap expired.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of September 30, 2026 and December 31, 2025.
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

(Amounts in thousands)	As of September 30, 2026			As of December 31, 2025
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$410,668		$411,000	$508,812		$509,000
Debt:
Mortgages payable	$4,869,543		$4,662,000	$4,944,037		$4,754,000
Senior unsecured notes	850,000		781,000	750,000		714,000
Unsecured term loan	850,000		850,000	800,000		800,000
Unsecured revolving credit facilities	918,000		918,000	720,420		720,000
Total	$7,487,543	(1)	$7,211,000	$7,214,457	(1)	$6,988,000
______________________
(1)Excludes $39,231 and $28,829 of deferred financing costs, net and other as of September 30, 2026 and December 31, 2025, respectively.
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest on cash and cash equivalents and restricted cash	$4,782	$11,059	$22,303	$27,729
Interest on loans receivable	154	4,199	578	6,681
Income from real estate fund investments	—	5,436	—	5,601
Other, net	171	1,719	542	1,719
	$5,107	$22,413	$23,423	$41,730

17.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$95,134	$82,547	$284,290	$262,708
Capitalized interest and debt expense	(11,561)	(9,022)	(32,748)	(29,423)
Amortization of deferred financing costs	5,099	4,723	15,830	14,532
Amortization of interest rate cap premiums	42	6,211	130	20,387
	$88,714	$84,459	$267,502	$268,204

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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of September 30, 2026, the aggregate dollar amount of these guarantees is approximately $193,358,000, including partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

18. Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of September 30, 2026, $23,720,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2026, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of September 30, 2026, we had construction commitments aggregating approximately $11,931,000.
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
Below is a summary of NOI at share by segment for the three and nine months ended September 30, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended September 30, 2026
	Total	New York	Other
Total revenues	$467,657	$380,212	$87,445
Deduct: operating expenses(1)	(245,521)	(200,057)	(45,464)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,890)	(4,412)	(6,478)
Add: NOI from partially owned entities	88,808	84,877	3,931
NOI at share	$300,054	$260,620	$39,434

(Amounts in thousands)	For the Three Months Ended September 30, 2025
	Total	New York	Other
Total revenues	$453,700	$365,654	$88,046
Deduct: operating expenses(1)	(241,769)	(197,119)	(44,650)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,139)	(2,813)	(7,326)
Add: NOI from partially owned entities	64,884	62,420	2,464
NOI at share	$266,676	$228,142	$38,534

(Amounts in thousands)	For the Nine Months Ended September 30, 2026
	Total	New York	Other
Total revenues	$1,389,004	$1,138,014	$250,990
Deduct: operating expenses(1)	(715,801)	(598,105)	(117,696)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,716)	(12,237)	(18,479)
Add: NOI from partially owned entities	233,754	221,195	12,559
NOI at share	$876,241	$748,867	$127,374
_______________________________
See note on the following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

19. Segment Information - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2025
	Total	New York	Other
Total revenues	$1,356,716	$1,096,722	$259,994
Deduct: operating expenses(1)	(685,857)	(566,649)	(119,208)
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(31,442)	(8,872)	(22,570)
Add: NOI from partially owned entities	198,222	189,866	8,356
NOI at share	$837,639	$711,067	$126,572
_____________________
(1)Includes various expenses associated with operating our properties, including but not limited to: real estate taxes, ground rent, insurance, and utilities. Our CODM is not regularly provided with significant expense categories and amounts included within net operating income at share.
Below is a reconciliation of NOI at share to (loss) income before income taxes for the three and nine months ended September 30, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NOI at share	$300,054	$266,676	$876,241	$837,639
NOI attributable to noncontrolling interests in consolidated subsidiaries	10,890	10,139	30,716	31,442
NOI from partially owned entities	(88,808)	(64,884)	(233,754)	(198,222)
Net gains on disposition of wholly owned and partially owned assets	—	—	—	24,039
Gain on debt extinguishment	—	—	32,073	—
Gain on sales-type lease	—	—	—	803,248
Interest and debt expense	(88,714)	(84,459)	(267,502)	(268,204)
Interest and other investment income, net	5,107	22,413	23,423	41,730
Income from partially owned entities	23,318	21,940	99,335	135,588
Transaction related costs and other	(393)	(3,563)	(1,328)	(4,327)
General and administrative expense	(34,705)	(37,490)	(116,050)	(116,065)
Depreciation and amortization expense	(169,045)	(117,122)	(458,801)	(348,851)
(Loss) income before income taxes	$(42,296)	$13,650	$(15,647)	$938,017
20.     Subsequent Events
350 Park Avenue
On October 20, 2026, the existing joint venture between Vornado and Rudin (the “Vornado/Rudin JV”) and an affiliate of KG, the founder and CEO of Citadel, formed a new joint venture (the “350 Park JV”) to develop an approximately 1,900,000 square foot office tower on the combined sites of 350 Park Avenue, 39 East 51st Street and 40 East 52nd Street, with Citadel Enterprise Americas LLC (“CEAMER”) as the anchor tenant. We consolidate the Vornado/Rudin JV. We contributed our wholly owned 350 Park Avenue property to the 350 Park JV, the Vornado/Rudin JV contributed 39 East 51st Street and Rudin contributed 40 East 52nd Street. In exchange for these contributions, the Vornado/Rudin JV received a 40% ownership interest in the 350 Park JV, and KG owns the remaining 60% interest. Through the Vornado/Rudin JV, we hold a 36.1% effective interest and Rudin holds a 3.9% effective interest. Rudin also holds $150,000,000 of preferred equity in the Vornado/Rudin JV. Our contribution of 350 Park Avenue was valued at $900,000,000, or $500,000,000 net of the $400,000,000 mortgage loan on the property which was satisfied at closing.
Concurrently with the closing, the 350 Park JV:
•executed a 1,050,000 square foot anchor lease with CEAMER; and
•closed a $3.3 billion construction loan. The loan bears interest at SOFR plus 3.00%, which may be reduced to SOFR plus 2.50% upon substantial completion and achieving a minimum debt service coverage ratio, and matures in October 2032 with a one-year extension option subject to certain conditions.
Vornado shares control with KG over major decisions of the 350 Park JV, including decisions about leasing, operating and capital budgets and refinancings. Accordingly, we no longer hold a controlling financial interest in 350 Park Avenue and 39 East 51st Street. Beginning October 20, 2026, we deconsolidated the properties and account for our investment in the 350 Park JV under the equity method. We will recognize an estimated net gain of approximately $485,000,000 in the fourth quarter of 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the “Company”) as of September 30, 2026, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P. and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of September 30, 2026, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 2, 2026

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2026. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 91.2% of the common limited partnership interest in the Operating Partnership as of September 30, 2026. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended September 30, 2026 Financial Results Summary
Net loss attributable to common shareholders for the quarter ended September 30, 2026 was $47,138,000, or $0.25 per diluted share, compared to net income attributable to common shareholders of $11,589,000, or $0.06 per diluted share, for the prior year’s quarter.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2026 was $122,646,000, or $0.62 per diluted share, compared to $117,372,000, or $0.58 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2026 and 2025 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2026 by $4,010,000, or $0.03 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions by $2,837,000, or $0.01 per diluted share, for the quarter ended September 30, 2025.
Nine Months Ended September 30, 2026 Financial Results Summary
Net loss attributable to common shareholders for the nine months ended September 30, 2026 was $53,546,000, or $0.28 per diluted share, compared to net income attributable to common shareholders of $842,250,000, or $4.19 per diluted share, for the nine months ended September 30, 2025. The decrease is primarily due to the $803,248,000 gain related to the 770 Broadway master lease with NYU during the nine months ended September 30, 2025.
FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2026 was $363,086,000, or $1.85 per diluted share, compared to $373,482,000, or $1.86 per diluted share, for the nine months ended September 30, 2025. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2026 and 2025 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2026 by $2,145,000, or $0.01 per diluted share and $19,243,000, or $0.10 per diluted share for the nine months ended September 30, 2025.
The following table details the income and expense items affecting the comparability of FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in the Farley Building (held through a taxable REIT subsidiary)	$2,066	$3,586	$7,729	$10,128
606 Broadway debt extinguishment gain, net of noncontrolling interests	—	—	(16,141)	—
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units and ancillary amenities	—	—	—	(11,110)
Gain on sale of Canal Street residential condominium units	—	—	—	(10,337)
Other	2,285	(6,661)	6,082	(9,556)
	4,351	(3,075)	(2,330)	(20,875)
Noncontrolling interests' share of above adjustments on a dilutive basis	(341)	238	185	1,632
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$4,010	$(2,837)	$(2,145)	$(19,243)

Overview - continued
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, THE MART and 555 California Street are below.

	Total	New York	THE MART	555 California Street(1)
Same store NOI at share % increase (decrease)
Three months ended September 30, 2026 compared to September 30, 2025	9.0%	10.2%	4.0%	(3.4)%
Nine months ended September 30, 2026 compared to September 30, 2025	8.4%	10.4%	5.3%	(13.2)%
Same store NOI at share - cash basis % increase (decrease)
Three months ended September 30, 2026 compared to September 30, 2025	3.2%	4.9%	16.3%	(26.4)%
Nine months ended September 30, 2026 compared to September 30, 2025	1.6%	4.8%	11.0%	(42.5)%
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
825 Seventh Avenue Office Condominium
On January 26, 2026, a joint venture, in which we have a 50.0% interest, entered into a nine-month extension with the lenders on the $54,000,000 mortgage loan encumbering the office condominium of 825 Seventh Avenue and simultaneously paid down the principal balance by $6,000,000 to $48,000,000. The loan was previously scheduled to mature in January 2026. On October 26, 2026, the $48,000,000 non-recourse mortgage loan matured and was not repaid, resulting in a maturity default. The interest-only loan bears interest at a rate of SOFR plus 2.75% and provides for additional default interest of 5.00%.
One Park Avenue
On February 9, 2026, we completed a $525,000,000 refinancing of One Park Avenue, a 945,000 square foot Manhattan office building. The five-year interest-only loan matures in February 2031 and bears interest at a rate of SOFR plus 1.78%. The loan replaced the previous $525,000,000 loan that bore interest at SOFR plus 1.22% and was scheduled to mature in March 2026.
350 Park Avenue
On March 10, 2026, an affiliate of Kenneth C. Griffin (“KG”) provided a $400,000,000 mortgage loan secured by 350 Park Avenue, the proceeds of which were used to defease the existing $400,000,000 mortgage loan in connection with the site’s development. The new interest-only loan bears interest at a fixed rate of 4.00% and matures in January 2027. Concurrently, and in connection with the planned development, Citadel Enterprise Americas LLC vacated the building and assigned its existing master lease to an affiliate of KG as tenant, and the lease was amended to provide for net rent of $16,000,000 per annum, equal to the interest payments under the new mortgage loan. On October 20, 2026, the $400,000,000 mortgage loan was satisfied at the closing of the 350 Park Avenue joint venture. See Note 20 – Subsequent Events for further details.
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
Share Repurchase Program
In April 2026, our Board of Trustees authorized an additional $300,000,000 repurchase of our outstanding common shares under the share repurchase plan. As of September 30, 2026, $286,590,000 remained available and authorized for repurchases under the plan.
During the three months ended September 30, 2026, no shares were repurchased. During the nine months ended September 30, 2026, we repurchased 4,532,803 common shares for $133,305,000 at an average price of $29.41.

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

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Three Months Ended September 30, 2026
Total square feet leased	489	37	33	55
Our share of square feet leased:	443	28	33	38
Initial rent(1)	$122.96	$496.83	$63.50	$163.18
Weighted average lease term (years)	9.5	7.1	5.6	10.8
Second generation relet space:
Square feet	283	19	31	38
GAAP basis:
Straight-line rent(2)	$116.95	$644.96	$61.53	$179.47
Prior straight-line rent	$85.25	$617.21	$54.63	$112.91
Percentage increase	37.2%	4.5%	12.6%	59.0%
Cash basis (non-GAAP):
Initial rent(1)	$119.90	$641.47	$62.94	$163.18
Prior escalated rent	$95.25	$760.91	$58.45	$118.21
Percentage increase (decrease)	25.9%	(15.7)%	7.7%	38.0%
Tenant improvements and leasing commissions:
Per square foot	$139.83	$191.23	$51.69	$182.00
Per square foot per annum	$14.72	$26.93	$9.23	$16.85
Percentage of initial rent	12.0%	5.4%	14.5%	10.3%
_______________________________
See notes below.

(Square feet in thousands)	New York			555 California Street
	Office	Retail	THE MART
Nine Months Ended September 30, 2026
Total square feet leased	1,148	123	155	166
Our share of square feet leased:	993	77	155	115
Initial rent(1)	$113.09	$402.59	$58.08	$148.50
Weighted average lease term (years)	8.9	5.6	6.5	9.3
Second generation relet space:
Square feet	547	52	96	96
GAAP basis:
Straight-line rent(2)	$107.36	$419.40	$62.44	$165.04
Prior straight-line rent	$86.90	$384.23	$56.06	$119.06
Percentage increase	23.5%	9.2%	11.4%	38.6%
Cash basis (non-GAAP):
Initial rent(1)	$111.15	$416.86	$63.44	$162.98
Prior escalated rent	$95.14	$448.73	$60.94	$128.30
Percentage increase (decrease)	16.8%	(7.1)%	4.1%	27.0%
Tenant improvements and leasing commissions:
Per square foot	$132.02	$109.17	$78.54	$166.95
Per square foot per annum	$14.83	$19.49	$12.08	$17.95
Percentage of initial rent	13.1%	4.8%	20.8%	12.1%
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

Overview - continued
Square Footage (in service) and Occupancy as of September 30, 2026(1)

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	25	(2)	19,790	17,051	93.0%
Retail (includes retail properties that are in the base of our office properties)	45	(2)	2,034	1,662	78.4%
Residential - 1,640 units(3)	1	(2)	1,186	594	97.8%	(3)
Alexander's	4		2,106	682	94.6%	(3)
			25,116	19,989	91.5%
Other:
THE MART	3		3,695	3,693	79.5%
555 California Street	3		1,823	1,275	87.5%
Other	15	(4)	3,389	1,542	86.4%
			8,907	6,510

Total square feet as of September 30, 2026			34,023	26,499
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2025(1)

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	26	(2)	19,235	17,078	91.2%
Retail (includes retail properties that are in the base of our office properties)	45	(2)	2,030	1,659	79.4%
Residential - 1,643 units(3)	2	(2)	1,196	604	95.5%	(3)
Alexander's	5		2,108	683	94.6%	(3)
			24,569	20,024	90.0%
Other:
THE MART	3		3,697	3,695	81.5%
555 California Street	3		1,820	1,274	88.9%
Other	13		3,271	1,470	82.4%
			8,788	6,439

Total square feet as of December 31, 2025			33,357	26,463
____________________
(1)During the first quarter of 2026, we changed the property composition for our subsegment reporting of net operating income but continue to report our operating metrics, including occupancy, leasing activity, and lease expirations on a space type basis. See pages 49 and 55 for details of our NOI subsegment change.
(2)Reflects the Office, Retail and Residential space within our 55 and 56 total New York properties as of September 30, 2026 and December 31, 2025.
(3)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
(4)Reflects the reclassification of Sunset Pier 94 and 40 East 66th Street Residential from the “New York” segment to the “Other” segment during the nine months ended September 30, 2026.

Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. For the nine months ended September 30, 2026, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended September 30, 2026 and 2025
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, accruals for ground rent resets yet to be determined, and other non-cash adjustments. We consider NOI at share to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended September 30, 2026
	Total	New York	Other
Total revenues	$467,657	$380,212	$87,445
Operating expenses	(245,521)	(200,057)	(45,464)
NOI - consolidated	222,136	180,155	41,981
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,890)	(4,412)	(6,478)
Add: NOI from partially owned entities	88,808	84,877	3,931
NOI at share	300,054	260,620	39,434
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(44,395)	(42,622)	(1,773)
NOI at share - cash basis	$255,659	$217,998	$37,661

(Amounts in thousands)	For the Three Months Ended September 30, 2025
	Total	New York	Other
Total revenues	$453,700	$365,654	$88,046
Operating expenses	(241,769)	(197,119)	(44,650)
NOI - consolidated	211,931	168,535	43,396
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,139)	(2,813)	(7,326)
Add: NOI from partially owned entities	64,884	62,420	2,464
NOI at share	266,676	228,142	38,534
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(30,746)	(29,724)	(1,022)
NOI at share - cash basis	$235,930	$198,418	$37,512

NOI At Share by Segment for the Three Months Ended September 30, 2026 and 2025 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2026	2025
New York:
Office (includes base retail)(1)	$189,099	$169,140
Street Retail(1)	49,195	43,775
Residential	7,356	6,457
Alexander's(2)	14,970	8,770
Total New York	260,620	228,142

Other:
THE MART	13,948	13,275
555 California Street	15,831	17,293
Other investments	9,655	7,966
Total Other	39,434	38,534

NOI at share	$300,054	$266,676
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2026	2025
New York:
Office (includes base retail)(1)	$155,305	$142,751
Street Retail(1)	44,398	40,169
Residential	7,068	5,989
Alexander's(2)	11,227	9,509
Total New York	217,998	198,418

Other:
THE MART	15,571	13,267
555 California Street	12,112	16,455
Other investments	9,978	7,790
Total Other	37,661	37,512

NOI at share - cash basis	$255,659	$235,930
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
(2)2026 includes termination income at the Rego Park shopping center.

Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended September 30, 2026 and 2025

Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the three months ended September 30, 2026 and 2025.

(Amounts in thousands)	For the Three Months Ended September 30,
	2026	2025
Net (loss) income	$(45,964)	$19,239
Depreciation and amortization expense	169,045	117,122
General and administrative expense	34,705	37,490
Transaction related costs and other	393	3,563
Income from partially owned entities	(23,318)	(21,940)
Interest and other investment income, net	(5,107)	(22,413)
Interest and debt expense	88,714	84,459
Income tax expense (benefit)	3,668	(5,589)
NOI from partially owned entities	88,808	64,884
NOI attributable to noncontrolling interests in consolidated subsidiaries	(10,890)	(10,139)
NOI at share	300,054	266,676
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(44,395)	(30,746)
NOI at share - cash basis	$255,659	$235,930
NOI At Share by Region

	For the Three Months Ended September 30,
	2026	2025
Region:
New York City metropolitan area	90%	88%
Chicago, IL	5%	5%
San Francisco, CA	5%	7%
	100%	100%

Results of Operations – Three Months Ended September 30, 2026 Compared to September 30, 2025

Revenues
Our revenues were $467,657,000 for the three months ended September 30, 2026, compared to $453,700,000 for the prior year’s quarter, an increase of $13,957,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(598)	$594	$(1,192)
Development and redevelopment	(6,863)	(6,863)	—
Trade shows	891	—	891
Same store operations	27,094	27,156	(62)
	20,524	20,887	(363)
Fee and other income:
BMS cleaning fees	(7,158)	(6,801)	(357)
Management and leasing fees	(178)	(98)	(80)
Other income	769	570	199
	(6,567)	(6,329)	(238)

Total increase (decrease) in revenues	$13,957	$14,558	$(601)

Expenses
Our expenses were $445,331,000 for the three months ended September 30, 2026, compared to $406,700,000 for the prior year’s quarter, an increase of $38,631,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$3,699	$3,699	$—
Development and redevelopment	(1,243)	(1,243)	—
Non-reimbursable expenses	3,711	3,711	—
Trade shows	584	—	584
BMS expenses	(5,218)	(4,861)	(357)
Same store operations	2,219	1,632	587
	3,752	2,938	814
Depreciation and amortization:
Acquisitions, dispositions and other	710	—	710
Development and redevelopment	49,395	49,395	—
Same store operations	1,818	5,093	(3,275)
	51,923	54,488	(2,565)

General and administrative	(2,785)	(1,127)	(1,658)

Income from deferred compensation plan liability	(11,089)	—	(11,089)

Transaction related costs and other	(3,170)	(55)	(3,115)

Total increase (decrease) in expenses	$38,631	$56,244	$(17,613)

Results of Operations – Three Months Ended September 30, 2026 Compared to September 30, 2025 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2026	For the Three Months Ended September 30,
		2026	2025
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$3,652	$2,286
Return on preferred equity, net of our share of the expense		6,241	6,241
		9,893	8,527
Alexander's(1)	32.4%	11,818	3,474
Partially owned office buildings (2) (3)	Various	(3,691)	6,953
Other investments(4)	Various	5,298	2,986
		$23,318	$21,940
____________________
(1)2026 includes termination income at the Rego Park shopping center.
(2)Includes interests in 280 Park Avenue, Park Avenue Plaza, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)2025 includes the $11,002 gain associated with the sale of 512 West 22nd Street.
(4)Includes interests in Independence Plaza, Sunset Pier 94 Joint Venture (“Pier 94 JV”), Rosslyn Plaza, and others.

Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended September 30,
	2026	2025
Interest on cash and cash equivalents and restricted cash	$4,782	$11,059
Interest on loans receivable	154	4,199
Income from real estate fund investments	—	5,436
Other, net	171	1,719
	$5,107	$22,413
Interest and Debt Expense
Interest and debt expense for the three months ended September 30, 2026 was $88,714,000, compared to $84,459,000 for the prior year’s quarter, an increase of $4,255,000. This was primarily due to (i) $7,218,000 of higher interest expense due to the January 2026 public offering of $500,000,000 5.75% senior unsecured notes, (ii) $6,107,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, and (iii) $376,000 of higher amortization of deferred financing costs, partially offset by (iv) $6,169,000 of lower amortization of interest rate cap premiums, (v) $2,539,000 of higher capitalized interest, and (vi) $569,000 of lower interest expense resulting from lower average debt balances.
Income Tax (Expense) Benefit
Income tax expense for the three months ended September 30, 2026 was $3,668,000, compared to a benefit of $5,589,000 for the prior year’s quarter, an increase in expense of $9,257,000. This was primarily due to book to tax differences and higher income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $10,180,000 for the three months ended September 30, 2026, compared to $8,912,000 for the prior year’s quarter, an increase in losses of $1,268,000.

Results of Operations – Three Months Ended September 30, 2026 Compared to September 30, 2025 - continued
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the three months ended September 30, 2026 compared to September 30, 2025.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the three months ended September 30, 2026	$300,054	$260,620	$13,948	$15,831	$9,655
Less NOI at share from:
Acquisitions	(12,011)	(12,011)	—	—	—
Dispositions	69	102	(33)	—	—
Development properties	(3,120)	(3,120)	—	—	—
Other non-same store income, net	(18,121)	(8,356)	(110)	—	(9,655)
Same store NOI at share for the three months ended September 30, 2026	$266,871	$237,235	$13,805	$15,831	$—

NOI at share for the three months ended September 30, 2025	$266,676	$228,142	$13,275	$17,293	$7,966
Less NOI at share from:
Dispositions	57	56	1	—	—
Development properties	(12,595)	(12,595)	—	—	—
Other non-same store income, net	(9,245)	(368)	—	(911)	(7,966)
Same store NOI at share for the three months ended September 30, 2025	$244,893	$215,235	$13,276	$16,382	$—

Increase (decrease) in same store NOI at share	$21,978	$22,000	$529	$(551)	$—

% increase (decrease) in same store NOI at share	9.0%	10.2%	4.0%	(3.4)%	—%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2026	$255,659	$217,998	$15,571	$12,112	$9,978
Less NOI at share - cash basis from:
Acquisitions	(6,780)	(6,780)	—	—	—
Dispositions	69	102	(33)	—	—
Development properties	(3,895)	(3,895)	—	—	—
Other non-same store income, net	(24,656)	(14,568)	(110)	—	(9,978)
Same store NOI at share - cash basis for the three months ended September 30, 2026	$220,397	$192,857	$15,428	$12,112	$—

NOI at share - cash basis for the three months ended September 30, 2025	$235,930	$198,418	$13,267	$16,455	$7,790
Less NOI at share - cash basis from:
Dispositions	(214)	(215)	1	—	—
Development properties	(12,244)	(12,244)	—	—	—
Other non-same store income, net	(9,926)	(2,136)	—	—	(7,790)
Same store NOI at share - cash basis for the three months ended September 30, 2025	$213,546	$183,823	$13,268	$16,455	$—

Increase (decrease) in same store NOI at share - cash basis	$6,851	$9,034	$2,160	$(4,343)	$—

% increase (decrease) in same store NOI at share - cash basis	3.2%	4.9%	16.3%	(26.4)%	—%

NOI At Share by Segment for the Nine Months Ended September 30, 2026 and 2025
Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2026 and 2025.

(Amounts in thousands)	For the Nine Months Ended September 30, 2026
	Total	New York	Other
Total revenues	$1,389,004	$1,138,014	$250,990
Operating expenses	(715,801)	(598,105)	(117,696)
NOI - consolidated	673,203	539,909	133,294
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,716)	(12,237)	(18,479)
Add: NOI from partially owned entities	233,754	221,195	12,559
NOI at share	876,241	748,867	127,374
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(116,342)	(107,383)	(8,959)
NOI at share - cash basis	$759,899	$641,484	$118,415

(Amounts in thousands)	For the Nine Months Ended September 30, 2025
	Total	New York	Other
Total revenues	$1,356,716	$1,096,722	$259,994
Operating expenses	(685,857)	(566,649)	(119,208)
NOI - consolidated	670,859	530,073	140,786
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(31,442)	(8,872)	(22,570)
Add: NOI from partially owned entities	198,222	189,866	8,356
NOI at share	837,639	711,067	126,572
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(100,619)	(102,962)	2,343
NOI at share - cash basis	$737,020	$608,105	$128,915

NOI At Share by Segment for the Nine Months Ended September 30, 2026 and 2025 - continued
The elements of our New York and Other NOI at share for the nine months ended September 30, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2026	2025
New York:
Office (includes base retail)(1)	$547,466	$533,625
Street Retail(1)	148,414	131,837
Residential	21,047	19,011
Alexander's(2)	31,940	26,594
Total New York	748,867	711,067

Other:
THE MART	57,137	54,388
555 California Street	44,332	53,822
Other investments	25,905	18,362
Total Other	127,374	126,572

NOI at share	$876,241	$837,639
____________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2026 and 2025 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2026	2025
New York:
Office (includes base retail)(1)(3)	$463,167	$436,265
Street Retail(1)	135,391	124,622
Residential	19,993	17,827
Alexander's(2)(4)	22,933	29,391
Total New York	641,484	608,105

Other:
THE MART	62,069	56,042
555 California Street(5)	29,933	55,276
Other investments	26,413	17,597
Total Other	118,415	128,915

NOI at share - cash basis	$759,899	$737,020
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
(2)2026 includes termination income at the Rego Park shopping center.
(3)2025 includes the impact of the payment of $22,361 for prior period PENN 1 ground rent owed based on the rent reset determination.
(4)Decrease is primarily due to the lease amendment entered into between Alexander’s and Bloomberg L.P. (“Bloomberg”), which provided Bloomberg with a rent abatement for the period of April 1, 2026 to December 1, 2026 with a corresponding reduction to Bloomberg’s tenant fund.
(5)Decrease is primarily due to free rent periods on new leases commencing.

Reconciliation of Net (Loss) Income to NOI At Share and NOI at Share - Cash Basis for the Nine Months Ended September 30, 2026 and 2025

Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2026 and 2025.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2026	2025
Net (loss) income	$(28,794)	$932,290
Depreciation and amortization expense	458,801	348,851
General and administrative expense	116,050	116,065
Transaction related costs and other	1,328	4,327
Income from partially owned entities	(99,335)	(135,588)
Interest and other investment income, net	(23,423)	(41,730)
Interest and debt expense	267,502	268,204
Gain on debt extinguishment	(32,073)	—
Gain on sales-type lease	—	(803,248)
Net gains on disposition of wholly owned and partially owned assets	—	(24,039)
Income tax expense	13,147	5,727
NOI from partially owned entities	233,754	198,222
NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,716)	(31,442)
NOI at share	876,241	837,639
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(116,342)	(100,619)
NOI at share - cash basis	$759,899	$737,020
NOI At Share by Region

	For the Nine Months Ended September 30,
	2026	2025
Region:
New York City metropolitan area	88%	87%
Chicago, IL	7%	7%
San Francisco, CA	5%	6%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2026 Compared to September 30, 2025
Revenues
Our revenues were $1,389,004,000 for the nine months ended September 30, 2026, compared to $1,356,716,000 for the prior year’s nine months, an increase of $32,288,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(30,862)	$(27,067)	$(3,795)
Development and redevelopment	(12,109)	(12,109)	—
Trade shows	1,219	—	1,219
Same store operations	79,526	83,987	(4,461)
	37,774	44,811	(7,037)
Fee and other income:
BMS cleaning fees	(8,378)	(7,125)	(1,253)
Management and leasing fees	(761)	(830)	69
Other income	3,653	4,436	(783)
	(5,486)	(3,519)	(1,967)

Total increase (decrease) in revenues	$32,288	$41,292	$(9,004)

Expenses
Our expenses were $1,290,711,000 for the nine months ended September 30, 2026, compared to $1,163,890,000 for the prior year’s nine months, an increase of $126,821,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$11,780	$11,780	$—
Development and redevelopment	(2,174)	(2,174)	—
Non-reimbursable expenses	6,455	6,455	—
Trade shows	1,213	—	1,213
BMS expenses	(9,327)	(8,074)	(1,253)
Same store operations	21,997	23,469	(1,472)
	29,944	31,456	(1,512)
Depreciation and amortization:
Acquisitions, dispositions and other	(4,235)	(6,452)	2,217
Development and redevelopment	98,780	98,780	—
Same store operations	15,405	21,392	(5,987)
	109,950	113,720	(3,770)

General and administrative	(15)	1,605	(1,620)

Income from deferred compensation plan liability	(10,059)	—	(10,059)

Transaction related costs and other	(2,999)	875	(3,874)

Total increase (decrease) in expenses	$126,821	$147,656	$(20,835)

Results of Operations – Nine Months Ended September 30, 2026 Compared to September 30, 2025 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership as of September 30, 2026	For the Nine Months Ended September 30,
		2026	2025
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$13,588	$11,772
Return on preferred equity, net of our share of the expense		18,519	21,287
Net gain on sale		—	76,162
		32,107	109,221
Alexander's(1)	32.4%	64,658	12,355
Partially owned office buildings (2) (3)	Various	(8,488)	976
Other investments(4)	Various	11,058	13,036
		$99,335	$135,588
_____________________
(1)On May 28, 2026, Alexander’s completed the sale of its Rego Park I property for $235,500. As a result of the sale, we recognized our $44,329 share of the net gain and received a $2,355 sales commission paid by Alexander’s, of which $500 was paid to a third-party broker. Additionally, 2026 includes termination income at the Rego Park shopping center.
(2)Includes interests in 280 Park Avenue, Park Avenue Plaza, 7 West 34th Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)2025 includes the $11,002 gain associated with the sale of 512 West 22nd Street.
(4)Includes interests in Independence Plaza, Pier 94 JV, Rosslyn Plaza and others.
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2026	2025
Interest on cash and cash equivalents and restricted cash	$22,303	$27,729
Interest on loans receivable	578	6,681
Income from real estate fund investments	—	5,601
Other, net	542	1,719
	$23,423	$41,730

Interest and Debt Expense
Interest and debt expense was $267,502,000 for the nine months ended September 30, 2026, compared to $268,204,000 for the prior year’s nine months, a decrease of $702,000. This was primarily due to (i) $20,257,000 of lower amortization of interest rate cap premiums, (ii) $12,828,000 of lower interest expense resulting from lower average debt balances, and (iii) $3,325,000 of higher capitalized interest, partially offset by (iv) $20,617,000 of higher interest expense due to the January 2026 public offering of $500,000,000 5.75% senior unsecured notes, (v) $13,686,000 of higher interest expense resulting from higher average interest rates, inclusive of the impact of our interest rate hedging instruments, and (vi) $1,298,000 of higher amortization of deferred financing costs.
Gain on sales-type lease
Gain on sales-type lease for the nine months ended September 30, 2025 was $803,248,000, resulting from the 770 Broadway master lease with NYU.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2026 was $13,147,000, compared to $5,727,000 for the prior year’s nine months, an increase of $7,420,000. This was primarily due to higher income tax expense incurred by our taxable REIT subsidiaries.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $17,122,000 for the nine months ended September 30, 2026, compared to $30,326,000 for the prior year’s nine months, a decrease of $13,204,000. This was primarily due to the allocation of the debt extinguishment gain recognized on 606 Broadway.

Results of Operations – Nine Months Ended September 30, 2026 Compared to September 30, 2025 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share and NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, THE MART, 555 California Street and other investments for the nine months ended September 30, 2026 compared to September 30, 2025.

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share for the nine months ended September 30, 2026	$876,241	$748,867	$57,137	$44,332	$25,905
Less NOI at share from:
Acquisitions	(14,543)	(14,543)	—	—	—
Dispositions	1,178	1,210	(32)	—	—
Development properties	(8,841)	(8,841)	—	—	—
Other non-same store income, net	(51,669)	(25,654)	(110)	—	(25,905)
Same store NOI at share for the nine months ended September 30, 2026	$802,366	$701,039	$56,995	$44,332	$—

NOI at share for the nine months ended September 30, 2025	$837,639	$711,067	$54,388	$53,822	$18,362
Less NOI at share from:
Dispositions	(2,283)	(2,042)	(241)	—	—
Development properties	(36,219)	(36,219)	—	—	—
Other non-same store income, net	(58,980)	(37,884)	—	(2,734)	(18,362)
Same store NOI at share for the nine months ended September 30, 2025	$740,157	$634,922	$54,147	$51,088	$—

Increase (decrease) in same store NOI at share	$62,209	$66,117	$2,848	$(6,756)	$—

% increase (decrease) in same store NOI at share	8.4%	10.4%	5.3%	(13.2)%	—%

(Amounts in thousands)	Total	New York	THE MART	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2026	$759,899	$641,484	$62,069	$29,933	$26,413
Less NOI at share - cash basis from:
Acquisitions	(8,145)	(8,145)	—	—	—
Dispositions	1,178	1,210	(32)	—	—
Development properties	(7,156)	(7,156)	—	—	—
Other non-same store income, net	(70,900)	(44,377)	(110)	—	(26,413)
Same store NOI at share - cash basis for the nine months ended September 30, 2026	$674,876	$583,016	$61,927	$29,933	$—

NOI at share - cash basis for the nine months ended September 30, 2025	$737,020	$608,105	$56,042	$55,276	$17,597
Less NOI at share - cash basis from:
Dispositions	(2,742)	(2,499)	(243)	—	—
Development properties	(35,625)	(35,625)	—	—	—
Other non-same store income, net	(34,294)	(13,437)	—	(3,260)	(17,597)
Same store NOI at share - cash basis for the nine months ended September 30, 2025	$664,359	$556,544	$55,799	$52,016	$—

Increase (decrease) in same store NOI at share - cash basis	$10,517	$26,472	$6,128	$(22,083)	$—

% increase (decrease) in same store NOI at share - cash basis	1.6%	4.8%	11.0%	(42.5)%	—%

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
As of September 30, 2026, we had $1.9 billion of liquidity comprised of $724.0 million of cash and cash equivalents and restricted cash and $1.2 billion available on our $2.1 billion revolving credit facilities. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. We anticipate that we will pay a common share dividend for 2026 in December, subject to approval by our Board of Trustees. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time repurchase or retire our outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
In April 2026, our Board of Trustees authorized an additional $300,000,000 repurchase of our outstanding common shares under the share repurchase plan. As of September 30, 2026, $286,590,000 remained available and authorized for repurchases under the plan.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $723,835,000 as of September 30, 2026, a $253,711,000 decrease from the balance as of December 31, 2025.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2026	2025
Net cash provided by operating activities	$262,997	$1,112,112	$(849,115)	(1)
Net cash (used in) provided by investing activities	(600,539)	208,524	(809,063)
Net cash provided by (used in) financing activities	83,831	(1,118,160)	1,201,991
____________________
(1)Decrease is primarily due to the $935,000 prepaid lease payment received from New York University (“NYU”) in 2025 as a result of the completed master lease at 770 Broadway.
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our unconsolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the nine months ended September 30, 2026, net cash provided by operating activities of $262,997,000 was comprised of $355,675,000 of cash from operations, including distributions of income from partially owned entities of $86,015,000, and a net decrease of $92,678,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash (used in) provided by investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash (used in) provided by investing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2026	2025
Investments in partially owned entities	$(297,123)	$(29,162)	$(267,961)
Additions to real estate	(185,549)	(211,461)	25,912
Acquisitions of real estate and other	(170,319)	(245,251)	74,932
Development costs and construction in progress	(88,361)	(117,404)	29,043
Proceeds from repayment of loan receivable	85,000	—	85,000
Proceeds from sales of real estate and other	49,750	25,675	24,075
Distributions of capital from partially owned entities	6,063	47,288	(41,225)
Proceeds from partial redemption of Fifth Avenue and Times Square JV preferred equity	—	749,000	(749,000)
Investment in loan receivable	—	(35,000)	35,000
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	—	24,839	(24,839)
Net cash (used in) provided by investing activities	$(600,539)	$208,524	$(809,063)

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Financing Activities
Net cash provided by (used in) financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash provided by (used in) financing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2026	2025
Proceeds from borrowings	$1,714,781	$835,420	$879,361
Repayments of borrowings	(1,415,569)	(1,900,683)	485,114
Repurchase of common shares/Class A units owned by Vornado	(133,396)	—	(133,396)
Dividends paid on preferred shares/Distributions to preferred unitholders	(46,575)	(46,578)	3
Deferred financing costs	(34,250)	(6,809)	(27,441)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(2,078)	(1,396)	(682)
Contributions from noncontrolling interests in consolidated subsidiaries	882	1,927	(1,045)
Other financing activity, net	36	(41)	77
Net cash provided by (used in) financing activities	$83,831	$(1,118,160)	$1,201,991
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
623 Fifth Avenue
We are redeveloping 623 Fifth Avenue, a 36-story, 383,000 square foot building situated above the flagship Saks Fifth Avenue department store, into a premier boutique office building. We purchased the property in September 2025 for $218,000,000. The development cost of this project, including the cost of acquiring the property, is estimated to be $450,000,000, of which $254,269,000 of cash has been expended as of September 30, 2026. We expect to complete the redevelopment for delivery to tenants in 2027.
350 Park Avenue
On October 20, 2026, the existing joint venture between Vornado and Rudin (the “Vornado/Rudin JV”) and an affiliate of KG, the founder and CEO of Citadel, formed a new joint venture (the “350 Park JV”) to develop an approximately 1,900,000 square foot office tower on the combined sites of 350 Park Avenue, 39 East 51st Street and 40 East 52nd Street, with Citadel Enterprise Americas LLC (“CEAMER”) as the anchor tenant. We consolidate the Vornado/Rudin JV. We contributed our wholly owned 350 Park Avenue property to the 350 Park JV, the Vornado/Rudin JV contributed 39 East 51st Street and Rudin contributed 40 East 52nd Street. In exchange for these contributions, the Vornado/Rudin JV received a 40% ownership interest in the 350 Park JV, and KG owns the remaining 60% interest. Through the Vornado/Rudin JV, we hold a 36.1% effective interest and Rudin holds a 3.9% effective interest. Rudin also holds $150,000,000 of preferred equity in the Vornado/Rudin JV.
The development cost of the project is estimated to be $6.25 billion, to be funded with $3.30 billion of construction financing and $2.95 billion of equity. Our share of equity will be funded through (i) our $500,000,000 net contribution of 350 Park Avenue and (ii) approximately $290,000,000 of cash contributions, net of the development fees and reimbursements we project to earn. KG will fund 100% of cash contributions until such time that its capital account is trued-up to reflect its 60% ownership interest relative to the Vornado/Rudin JV’s capital account. Thereafter, equity will be funded pro rata in accordance with each partner’s respective ownership interest. We expect to begin funding our share of the cash contributions in mid-2028 and to continue through completion of the development.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $275,000,000 includes communicable disease coverage and we maintain all risk property and rental value insurance with limits of $2.5 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of

Liquidity and Capital Resources - continued
Insurance - continued
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
We may, from time to time, enter into guarantees including, but not limited to, payment guarantees to lenders of unconsolidated joint ventures for tax purposes, completion guarantees for development and redevelopment projects, and guarantees to fund leasing costs. These agreements terminate either upon the satisfaction of specified obligations or repayment of the underlying loans. As of September 30, 2026, the aggregate dollar amount of these guarantees is approximately $193,358,000, including partial payment guarantees on 435 Seventh Avenue and 150 West 34th Street. Other than these loans, our mortgage loans are non-recourse to us.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of September 30, 2026, $23,720,000 of letters of credit were outstanding under our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in the credit rating assigned to our senior unsecured notes. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) developed and owns the Farley Building. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2026, the Tax Credit Investor has made $209,661,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As of September 30, 2026, we had construction commitments aggregating approximately $11,931,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because they exclude the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of (loss) income per share are disclosed in Note 13 – (Loss) Income Per Share and Per Class A Unit in Part I, Item 1 of this Quarterly Report on Form 10-Q. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.
Below is a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and nine months ended September 30, 2026 and 2025.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net (loss) income attributable to common shareholders	$(47,138)	$11,589	$(53,546)	$842,250
Per diluted share	$(0.25)	$0.06	$(0.28)	$4.19
FFO adjustments:
Depreciation and amortization of real property	$155,709	$103,617	$418,871	$311,016
Change in fair value of marketable securities	—	(1,719)	—	(1,719)
Gain on sales-type lease	—	—	—	(803,248)
Real estate impairment losses	—	—	—	542
Our share of partially owned entities:
Depreciation and amortization of real property	31,900	23,302	80,962	71,934
Net gains on sale of real estate	(3,500)	(11,002)	(48,430)	(90,537)
FFO adjustments, net	184,109	114,198	451,403	(512,012)
Impact of assumed conversion of dilutive convertible securities	319	385	1,150	1,189
Noncontrolling interests' share of above adjustments on a dilutive basis	(14,644)	(8,800)	(35,921)	42,055
FFO attributable to common shareholders plus assumed conversions	$122,646	$117,372	$363,086	$373,482
Per diluted share	$0.62	$0.58	$1.85	$1.86

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	186,822	192,050	187,909	191,804
Effect of dilutive securities:
Share-based payment awards	8,138	8,100	7,066	8,000
Convertible securities	1,324	1,266	1,475	1,294
Denominator for FFO per diluted share	196,284	201,416	196,450	201,098

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	As of September 30, 2026
	Balance	Weighted Average Interest Rate(1)	Effect of 1% Change in Base Rates(2)
Consolidated debt:
Fixed rate(3)	$5,515,000	4.70%	$—
Variable rate(4)	1,972,543	5.49%	11,801
	$7,487,543	4.91%	$11,801
Pro rata share of debt of non-consolidated entities:
Fixed rate(3)	$2,346,047	5.41%	$—
Variable rate(5)	386,502	6.62%	2,574
	$2,732,549	5.58%	$2,574
Noncontrolling interests' share of consolidated subsidiaries			(2,895)
Total change in annual net income attributable to the Operating Partnership			11,480
Noncontrolling interests’ share of the Operating Partnership			(939)
Total change in annual net income attributable to Vornado			$10,541
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.05
Total change in annual net income attributable to Vornado per diluted share			$0.05
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
(4)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $1,285,000, of which $645,000 is attributable to noncontrolling interests. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.22% and a weighted average remaining term of four months.
(5)Includes variable rate debt subject to interest rate cap arrangements with a total notional amount of $214,027 at our pro rata share. The interest rate cap arrangements have a weighted average SOFR strike rate of 4.22% and a weighted average remaining term of eight months.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2026, the estimated fair value of our consolidated debt was $7,211,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2026.

								Swap/Cap Expiration Date
(Amounts in thousands)	Debt Balance		Variable Rate Spread		Notional Amount		All-In Swapped Rate
Interest rate swaps:
555 California Street mortgage loan	$1,200,000		S+230	(1)	$840,000	(2)	5.56%	05/28
1290 Avenue of the Americas mortgage loan	950,000		S+162	(3)	200,000	(4)	4.58%	09/27
Unsecured revolving credit facility	918,000	(5)	S+101		575,000		3.74%	08/27
Unsecured term loan:	850,000	(6)	S+115
In-place swap through 10/26					750,000		4.12%	10/26
In-place swap through 7/27					250,000		3.89%	07/27
In-place swap through 8/27					50,000		3.89%	08/27
One Park Avenue mortgage loan	525,000		S+178		500,000	(7)	4.52%	07/27
100 West 33rd Street mortgage loan	480,000		S+185		480,000		5.26%	06/27

							Index Strike Rate
Interest rate caps:
Unsecured revolving credit facility (effective 10/26)	918,000	(5)	S+101		343,000		4.75%	10/27
Unsecured term loan (effective 10/26)	850,000	(6)	S+115		600,000		4.75%	10/27
150 West 34th Street mortgage loan	75,000		S+215		75,000		5.00%	02/27
435 Seventh Avenue mortgage loan	75,000		S+210		75,000		4.00%	04/27
______________________
(1)The variable rate spread will increase by 25 basis points in May 2027.
(2)Represents our 70.0% share of the $1.2 billion mortgage loan.
(3)The variable rate spread will increase by 25 basis points in November 2026.
(4)The remaining $750,000 mortgage loan balance has a 4.00% SOFR strike rate cap in place.
(5)Represents the total $918,000 balance outstanding under our unsecured revolving credit facility, which is shown under both the interest rate swaps and interest rate caps, of which $575,000 is swapped and, effective October 2026, the remaining $343,000 is capped.
(6)Represents the total $850,000 balance of our unsecured term loan, which is shown under both the interest rate swaps and interest rate caps. Through October 2026, $750,000 is swapped and $100,000 is floating. Effective October 2026, $600,000 is capped through October 2027 and the remaining $250,000 is swapped, declining to $50,000 in July 2027 and expiring in August 2027.
(7)The remaining $25,000 mortgage loan balance has a 5.20% SOFR strike rate cap in place.
The following table summarizes our hedging instruments of our unconsolidated subsidiaries (shown at our pro rata ownership interest) as of September 30, 2026.

					Swap/Cap Expiration Date
(Amounts in thousands and at share)	Debt Balance	Variable Rate Spread	Notional Amount	All-In Swapped Rate
Interest rate swap:
280 Park Avenue (50.0% interest)	$537,500	S+178	$537,500	5.84%	09/28

				Index Strike Rate
Interest rate caps:
Sunset Pier 94 Studios (49.9% interest)	84,716	S+481	84,716	4.00%	09/27
61 Ninth Avenue (45.1% interest)	72,611	S+300	72,611	4.25%	06/27
Rego Park shopping center (32.4% interest)	56,700	S+200	56,700	4.50%	12/26

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
(a)Recent sales of unregistered securities:
During the quarter ended September 30, 2026, Vornado issued 237,528 of its common shares for the redemption of Class A units by certain limited partners of Vornado Realty L.P. and conversions of Series A preferred shares. Such shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None
In April 2026, our Board of Trustees authorized an additional $300,000,000 repurchase of our outstanding common shares under the share repurchase plan. There were no share repurchases during the three months ended September 30, 2026. As of September 30, 2026, $286,590,000 remained available and authorized for repurchases under the plan.
Vornado Realty L.P.
(a)Recent sales of unregistered securities:
During the quarter ended September 30, 2026, Vornado Realty L.P. issued (i) 155,680 Class A units to satisfy conversions of Performance AO LTIP Units and (ii) 3,044 Class A units to satisfy conversions of LTIP units. Such securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Use of Proceeds from Sales of Registered Securities: Not applicable.
(c)Issuer Purchases of Equity Securities: None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted as iXBRL and contained in Exhibit 101.
________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: November 2, 2026	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: November 2, 2026	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)